Form 10-Q
period 2015-03-31
MaxPoint Interactive, Inc.
filed 2015-05-14
CIK 1611231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                         to

Commission File Number 001-36864

MAXPOINT INTERACTIVE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20‑5530657 (I.R.S. Employer Identification Number)

MaxPoint Interactive, Inc.

3020 Carrington Mill Blvd., Suite 300

Morrisville, North Carolina 27560

(Address of principal executive offices)

(800) 916‑9960

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒

There were 25,917,002 shares of the registrant’s common stock outstanding as of April 30, 2015.

Special Note Regarding Forward-Looking Statements

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections titled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this report. Forward-looking statements include information concerning our possible or assumed future results of operations and expenses, business strategies and plans, market sizing, competitive position, industry environment and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "seeks," "should," "will," "would" or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in "Risk Factors" and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this report. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

Some of the key factors that could cause actual results to differ from our expectations include:

•	our limited operating history, particularly as a newly public company, which makes it difficult to evaluate our current business and future prospects;
•	our ability to achieve or sustain profitability;
•	our ability to attract new customers or increase the allocation of our existing customers' marketing spend to us;
•	our ability to develop new products and services or enhance our existing products and services;
•	the effects of increased competition in our market and our ability to compete effectively;
•	our ability to comply with, and the effect on our business of, evolving legal standards and regulations, particularly concerning privacy and data protection;
•	the seasonality of our business;
•	our dependence on the continued growth of the digital advertising market;
•	our ability to maintain a supply of media inventory or impressions;
•	our ability to retain key employees and attract additional key employees;
•	our ability to maintain effective internal controls;
•	our recognition of revenue from customer subscriptions over the term of the customer agreements; and
•	general market, political, economic and business conditions.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

Item  1.    Financial Statements.

MaxPoint Interactive, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

As of December 31, 2014 and March 31, 2015

(Unaudited)

(in thousands, except share data)

	As of December 31,	As of March 31,
	2014	2015
Assets
Current assets:
Cash and cash equivalents	$12,949	$65,333
Accounts receivable, net	41,303	31,634
Prepaid expenses and other current assets	879	1,148
Total current assets	55,131	98,115
Property, equipment and software, net	10,653	13,671
Deferred offering costs	2,845	—
Restricted cash	4,900	4,651
Other long-term assets	168	119
Total assets	$73,697	$116,556
Liabilities, Convertible preferred stock and Stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$18,141	$14,293
Accrued expenses and other current liabilities	7,796	11,348
Total current liabilities	25,937	25,641
Long-term debt, net	44,127	28,334
Other long-term liabilities	2,316	620
Total liabilities	72,380	54,595
Commitments and contingencies (See Note 7)
Convertible preferred stock:
Convertible Series A preferred stock, $0.00005 par value; 2,486,507 shares authorized, 2,383,745 shares issued and outstanding as of December 31, 2014; no shares authorized, issued and outstanding as of March 31, 2015; liquidation preference of $1,387 as of December 31, 2014	1,387	—
Convertible Series B preferred stock, $0.00005 par value; 3,649,368 shares authorized, 3,649,368 shares issued and outstanding as of December 31, 2014; no shares authorized, issued and outstanding as of March 31, 2015; liquidation preference of $3,089 as of December 31, 2014	3,089	—
Convertible Series C preferred stock, $0.00005 par value; 5,406,501 shares authorized, 5,406,501 shares issued and outstanding as of December 31, 2014; no shares authorized, issued and outstanding as of March 31, 2015; liquidation preference of $8,000 as of December 31, 2014	8,000	—
Convertible Series D preferred stock, $0.00005 par value; 3,409,250 shares authorized, 3,409,210 shares issued and outstanding as of December 31, 2014; no shares authorized, issued and outstanding as of March 31, 2015; liquidation preference of $13,000 as of December 31, 2014	13,000	—
Total convertible preferred stock	25,476	—
Stockholders’ (deficit) equity:
Common stock, $0.00005 par value; 22,000,000 shares authorized, 4,217,419 shares issued and outstanding as of December 31, 2014; 500,000,000 shares authorized, 25,777,966 shares issued and outstanding as of March 31, 2015	—	1
Additional paid-in capital	4,732	98,991
Accumulated other comprehensive loss	(44)	(63)
Accumulated deficit	(28,847)	(36,968)
Total stockholders’ (deficit) equity	(24,159)	61,961
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$73,697	$116,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Three months ended March 31, 2014 and 2015

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2014	2015
Revenue, net	$15,353	$28,716
Traffic acquisition costs	6,532	11,929
Other cost of revenue	1,259	2,951
Gross profit	7,562	13,836
Operating expenses:
Sales and marketing	6,947	12,803
Research and development	3,002	4,642
General and administrative	1,677	3,379
Total operating expenses	11,626	20,824
Loss from operations	(4,064)	(6,988)
Other expense (income):
Interest expense	145	694
Amortization of debt discount	—	792
Amortization of deferred financing costs	—	129
Derivative fair value adjustment related to common stock warrants	—	(482)
Total other expense	145	1,133
Loss before income taxes	(4,209)	(8,121)
Provision for income taxes	—	—
Net loss	$(4,209)	$(8,121)

Net loss per basic and diluted share of common stock	$(1.11)	$(0.90)

Weighted-average shares used to compute net loss per basic and diluted share of common stock	3,795,086	9,043,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Loss

Three months ended March 31, 2014 and 2015

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2014	2015
Net loss	$(4,209)	$(8,121)
Other comprehensive loss:
Foreign currency translation adjustments	—	(19)
Comprehensive loss	$(4,209)	$(8,140)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

Three months ended March 31, 2015

(Unaudited)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balance—January 1, 2015	4,217,419	$—	$4,732	$(44)	$(28,847)	$(24,159)
Issuance of common stock from initial public offering, net of issuance costs	6,500,000	—	65,736	—	—	65,736
Conversion of convertible preferred stock to common stock	14,848,824	1	25,475	—	—	25,476
Exercise of stock options	211,723	—	490	—	—	490
Stock-based compensation	—	—	745	—	—	745
Issuance of common stock warrant	—	—	335	—	—	335
Warrant derivative liability reclassified to additional paid-in capital	—	—	1,133	—	—	1,133
Liability-based option awards reclassified to additional paid-in capital	—	—	288	—	—	288
Vesting of restricted stock subject to repurchase	—	—	57	—	—	57
Foreign currency translation adjustments	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(8,121)	(8,121)
Balance—March 31, 2015	25,777,966	$1	$98,991	$(63)	$(36,968)	$61,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Three months ended March  31, 2014 and 2015

(Unaudited)

(in thousands)

	Three Months
	Ended March 31,
	2014	2015
Cash flows from operating activities:
Net loss	$(4,209)	$(8,121)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	728	1,206
Stock-based compensation expense	240	572
Change in fair value of warrants	—	(482)
Amortization of debt discount	—	792
Amortization of deferred financing costs	—	129
Changes in operating assets and liabilities:
Accounts receivable	3,897	9,655
Prepaid expenses and other current assets	(917)	(289)
Security deposits	11	(8)
Accounts payable	(1,280)	(4,955)
Accrued expenses and other current liabilities	(592)	2,877
Other long-term liabilities	—	380
Net cash (used in) provided by operating activities	(2,122)	1,756
Cash flows from investing activities:
Purchases of property, equipment and software	(405)	(1,561)
Capitalized internal-use software costs	(714)	(1,510)
Changes to restricted cash	—	249
Net cash used in investing activities	(1,119)	(2,822)
Cash flows from financing activities:
Proceeds from the issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	69,518
Payments of costs related to initial public offering	—	(249)
Proceeds from debt	12,816	6,250
Repayment of debt	(12,300)	(22,500)
Proceeds from stock option exercises	98	490
Payments of issuance costs related to debt	—	(57)
Net cash provided by financing activities	614	53,452
Effect of exchange rate changes on cash and cash equivalents	—	(2)
Net (decrease) increase in cash and cash equivalents	(2,627)	52,384
Cash and cash equivalents at beginning of period	8,805	12,949
Cash and cash equivalents at end of period	$6,178	$65,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (continued)

Three months ended March  31, 2014 and 2015

(Unaudited)

(in thousands)

	Three Months
	Ended March 31,
	2014	2015
Supplemental disclosures of other cash flow information:
Cash paid for interest	$138	$673
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable and accruals	$314	$1,697
Vesting of restricted stock subject to repurchase	$—	$57
Issuance of lender warrants allocated to debt discount	$—	$335
Conversion of convertible preferred stock to common stock	$—	$25,476
Warrant derivative liability reclassified to additional paid-in capital	$—	$1,133
Liability-based option awards reclassified to additional paid-in capital	$—	$288
Deferred offering costs included in accounts payable and accruals	$28	$2,055
Deferred offering costs reclassified to additional paid-in capital	$—	$3,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Presentation

Organization

MaxPoint Interactive, Inc. (the “Company”) was incorporated in September 2006 under the state laws of Delaware. The Company is a provider of a business intelligence and marketing automation solution. The Company’s customers are located in the United States and Europe and consist primarily of enterprises with national brands in the consumer products, retail, automotive, healthcare, telecommunications and entertainment industries. The Company’s MaxPoint Intelligence Platform predicts the most likely local buyers of a specific product at a particular retail location and then executes cross‑channel digital marketing campaigns to reach these buyers on behalf of the Company’s customers. The Company is headquartered in Morrisville, North Carolina and has offices across the United States and one in the United Kingdom.

Authorized Common Shares

On February 10, 2015, the Company amended its amended and restated certificate of incorporation to increase its number of authorized common shares by 3,000,000 for a total of 25,000,000.

Reverse Stock-Split

On February 20, 2015, the Company amended its amended and restated certificate of incorporation effecting a 1‑for‑2 reverse stock split of its capital stock. The reverse stock split adjusted the authorized shares of capital stock, but did not cause an adjustment to the par value. As a result of the reverse stock split, the Company also adjusted the share amounts under its equity incentive plan and common stock warrant agreements with third parties.

All disclosures of shares and per share data in the condensed consolidated financial statements and related notes have been adjusted to reflect the reverse stock split for all periods presented.

Initial Public Offering

On March 11, 2015 (the “Closing Date”), the Company completed an initial public offering (“IPO”) of its common stock. The Company sold an aggregate of 6,500,000 shares of common stock under a registration statement on Form S-1, declared effective on March 5, 2015 (the “Effective Date”), at a public offering price of $11.50 per share. Net proceeds to the Company were $69.5 million, after deducting underwriting discounts and commissions, and before deducting offering expenses of $3.8 million. Upon the completion of the IPO, all outstanding shares of the Company’s convertible preferred stock were converted into an aggregate of 14,848,824 shares of common stock.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly‑owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Information

The condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and

applicable rules and regulations of the Securities and Exchange Commission’s (“SEC”) Rule 10-01 of Regulation S-X for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss, changes in stockholders’ (deficit) equity and cash flows. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 dated March 5, 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to its allowance for doubtful accounts, the historical fair value of the Company’s common stock and assumptions used for purposes of determining stock‑based compensation, income taxes and related valuation allowances and the fair value of common stock warrants. The Company bases its estimates on its historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash maintained in operating accounts.

Restricted Cash

Restricted cash represents cash that is subject to contractual withdrawal restrictions and penalties. Restricted cash is classified within the consolidated balance sheets based on the timing of when the restrictions are expected to lapse. The Company presents restricted cash related to its debt agreements on the consolidated balance sheets based on timing of maturity. As of December 31, 2014 and March 31, 2015 debt‑related restricted cash balances were recorded within long‑term assets.

In accordance with a new loan and security agreement (the “New Loan and Security Agreement”) entered into in June 2014 and described in Note 3, the Company is required to maintain, at all times, $5.0 million, consisting of the sum of: (i) cash held at the lender (determined in accordance with the New Loan and Security Agreement); plus (ii) the unused availability amount on its revolving line of credit; plus (iii) the undrawn portion of the term loan advance related to the “Mezzanine Loan and Security Agreement.” The Company has recorded $4.7 million of restricted cash as of March 31, 2015 based on its availability under the New Loan and Security Agreement of $0.3 million as of that date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. All of the Company’s cash is held at financial institutions that management believes to be of high credit quality. The Company’s cash accounts exceed federally insured limits. The Company has not experienced any losses on cash to date. To manage accounts receivable risk, the Company evaluates and monitors the creditworthiness of its customers.

As of December 31, 2014 and March 31, 2015, the Company did not have any customers or advertising agencies that individually comprised a significant concentration of its accounts receivable. For the three months ended March 31, 2014 and 2015, the Company did not have any customers that individually comprised a significant concentration of its revenue.

Allowance for Doubtful Accounts

The Company extends credit to its customers without requiring collateral. Accounts receivable are stated at net realizable value. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due. The Company’s estimate is based on historical collection experience and the current status of accounts receivable. Historically, actual write‑offs for uncollectible accounts have not significantly differed from the Company’s estimates. At December 31, 2014 and March 31, 2015, the Company had reserved for $0.2 million of its accounts receivable balance, respectively.

The following table presents the changes in the allowance for doubtful accounts for the three months ended March 31 (in thousands):

	2014	2015
Allowance for doubtful accounts:
Balance, beginning of period	$716	$179
Add: adjustment for bad debts	—	—
Less: write-offs, net of recoveries	(10)	(6)
Balance, end of period	$706	$173

Internal‑Use Software Development Costs

The Company capitalizes certain costs associated with software developed for internal use, primarily consisting of direct labor costs associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred); the application development stage (certain costs are capitalized and certain costs are expensed as incurred); and the post‑implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage primarily include costs of designing, coding, and testing the software. Capitalization of costs requires judgment in determining when a project has reached the application development stage and the period over which the Company expects to benefit from the use of that software. Once the software is placed in service, these capitalized costs are amortized using the straight‑line method over the estimated useful life of the software.

Internal‑use software development costs of $0.7 million and $1.5 million were capitalized during the three months ended March 31, 2014 and 2015, respectively, and are included in property, equipment and software in the condensed consolidated balance sheets. Amortization expense related to the capitalized internal‑use software was $0.4 million and $0.6 million for the three months ended March 31, 2014 and 2015, respectively, and is primarily included in other cost of revenue and research and development expense in the condensed consolidated statements of operations. The net book value of capitalized internal‑use software was $5.6 million and $6.6 million at December 31, 2014 and March 31, 2015, respectively.

Deferred Offering Costs

Deferred offering costs are expenses directly related to the IPO. These costs consist of legal, accounting, printing, and filing fees that the Company capitalized, including fees incurred by the independent registered public accounting firm directly related to the offering. The deferred offering costs were offset against the IPO proceeds on the Closing Date and were settled to additional paid-in capital.

Common Stock Warrants

In accordance with the Mezzanine Loan and Security Agreement entered into on June 12, 2014 and described in Note 3, the Company issued warrants to the lender to purchase 100,000 shares of common stock (the “Lender Warrants”) at an exercise price of $11.36 per share. The warrants are exercisable for an additional 50,000 shares of common stock at an exercise price of $11.36 per share, if the second tranche of $5.0 million was drawn prior to December 31, 2014. The fair value of the warrants on the date of grant totaled approximately $0.9 million and was recorded as a discount on long‑term debt and as a long‑term liability in the condensed consolidated balance sheets. The debt discount is being amortized over the term of the Mezzanine Loan and Security Agreement as reflected in the condensed consolidated statements of operations. On December 16, 2014 the Company borrowed the second tranche of the Mezzanine Loan and Security Agreement in the amount of $5.0 million and the portion of the warrants related to the additional 50,000 shares of common stock became exercisable on that date. As of December 31, 2014, these warrants were classified as liabilities because the Company did not meet the criteria under the relevant accounting standard for treatment as equity instruments. As a result, these warrants were remeasured to their fair value at the end of each reporting period. As described above, on February 10, 2015 the Company increased its number of authorized common shares. On that date, these outstanding warrants satisfied the criteria to be treated as equity instruments and the related liabilities were reclassified to additional paid-in capital. The change in fair value between January 1, 2015 and February 10, 2015 was recorded as a derivative fair value adjustment related to common stock warrants in the condensed consolidated statements of operations. The Company recorded approximately $0.5 million in fair value adjustments for the three months ended March 31, 2015 related to these Lender Warrants.

On February 12, 2015, the Company amended its Mezzanine Loan and Security Agreement, (the “Amended Mezzanine Loan and Security Agreement”), as described in Note 3. The Amended Mezzanine Loan and Security Agreement increased available borrowings by $5.0 million. An additional draw under the Amended Mezzanine Loan and Security Agreement occurred on February 12, 2015. There was no modification to the maturity date or any other significant terms of the Amended Mezzanine Loan and Security Agreement. As part of the Amended Mezzanine Loan and Security Agreement, the Company issued an additional warrant to the lender (“Additional Lender Warrant”) to purchase 50,000 shares of common stock at a price of $15.18 per share. The fair value of the Additional Lender Warrant on the date of grant totaled approximately $0.3 million and was recorded as a discount on long‑term debt and as additional paid-in capital in the condensed consolidated balance sheets as the warrant met the criteria under the relevant accounting standard for treatment as an equity instrument. The debt discount is being amortized over the term of the Amended Mezzanine Loan and Security Agreement as reflected in the condensed consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities, approximate their respective fair values due to their short term nature.

The Company uses a three‑tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non‑recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The three tiers are defined as follows:

•	Level 1. Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions.

The Company did not have any financial instruments that were measured at fair value on a recurring basis for the three months ended March 31, 2014.

The following table presents the changes in the Company’s Lender Warrants measured at fair value on a recurring basis during the three months ended March 31 (in thousands):

2015
Balance as of January 1	$1,615
Change in fair value of Lender Warrants liability	(482)
Reclassification of Lender Warrants to equity	(1,133)
Balance as of March 31	$—

The following table presents the changes in the recorded liability associated with certain of the Company’s stock option awards which, as described in Note 6, have been accounted for as liability‑based awards during the three months ended March 31 (in thousands):

2015
Balance as of January 1	$461
Change in fair value of stock options classified as liability awards	(173)
Reclassification of stock options classified as liability awards to equity	(288)
Balance as of March 31	$—

In order to determine the fair value of the Lender Warrants and the stock options classified as liability awards, the Company used an option pricing model. These valuations require the input of subjective assumptions, including the estimated enterprise fair value, risk‑free interest rate and expected stock price volatility. The risk‑free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the term of the instruments. The expected stock price volatility assumption is based on historical volatilities for publicly traded stock of comparable companies over the term of the instruments.

The following table summarizes the assumptions used for estimating the fair value of the Lender Warrants and the stock options classified as liability awards for the three months ended March 31, 2015:

	Lender Warrants	Stock Option Liability Awards
Risk-free interest rate	1.97%	1.46% - 1.67%
Expected term (years)	9.34	4.74 - 6.03
Expected volatility	58%	51% - 53%
Dividend yield	—%	—%

Foreign Currency Translation and Transactions

The condensed consolidated financial statements of the Company’s foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the period. Translation adjustments are recorded within accumulated other comprehensive loss, a separate component of stockholders’ (deficit) equity, on the condensed consolidated balance sheets. Foreign exchange transaction gains and losses have not been material to the Company’s condensed consolidated financial statements for all periods presented.

Revenue Recognition

The Company generates revenue by delivering targeted advertising campaigns for customers through various channels, including display, mobile and video. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been provided, fees are fixed or determinable, and collection of fees is reasonably assured. Revenue arrangements are evidenced by a fully executed insertion order (“IO”). The IOs specify the delivery terms including the advertising format, the contracted number of advertising impressions to be delivered, the agreed upon rate for each delivered impression, generally on a cost‑per‑thousand basis, and the fixed period of time for delivery. The IOs typically have a term of less than three months and are cancellable at any time. The Company recognizes revenue in the period in which the impressions are served, limited to the contracted number of impressions as specified in the IO. The Company determines collectability by performing a credit evaluation for new customers and by monitoring its existing customers’ accounts receivable balances. The Company does not typically receive upfront payments from its customers and has an insignificant amount of deferred revenue.

In the normal course of business, the Company contracts either directly with advertisers or advertising agencies on behalf of their advertiser clients. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal‑agent considerations. While no one factor is determined to be individually conclusive, indicators that an entity is acting as a principal include if the Company (i) is the primary obligor in the arrangement; (ii) has certain inventory risk; (iii) has latitude in establishing pricing; (iv) adds meaningful value to the service; (v) has discretion in supplier selection; (vi) is involved in the determination of the service specifications; or (vii) has credit risk. The Company recognizes revenue on a gross basis primarily based on the Company’s determination that it is subject to the risk of fluctuating costs from its media vendors, has latitude in establishing prices with its customers, has discretion in selecting media vendors when fulfilling a customer’s advertising campaign, and has credit risk.

The Company may enter into multiple element arrangements for the delivery of more than one advertising placement to be delivered at the same time, or within close proximity of one another. When entering into an arrangement that includes multiple elements, the Company determines whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated among the separate units of accounting. An element qualifies as a separate unit of accounting when the delivered element has standalone value to the customer. The Company sells advertising placements on a standalone basis and thus has determined that each advertising placement in multiple element arrangements represents a separate unit of accounting.

The Company allocates arrangement consideration in multiple element arrangements at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor‑specific objective evidence (“VSOE”), if available; (2) third‑party evidence (“TPE”), if VSOE is not available; and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. The Company has been unable to establish VSOE or TPE, and therefore, uses BESP in its allocation of arrangement consideration. The Company determines BESP for its deliverables by considering a number of factors including, but not limited to, the price lists used by the Company’s sales team in pricing negotiations, historical average and median pricing achieved in prior contractual customer arrangements and input from the Company’s sales operation department regarding what it believes the deliverables could be sold for on a stand‑alone basis. The Company allocates consideration based on the relative fair value of the advertising impressions and recognizes revenue as impressions are delivered, assuming all other revenue recognition criteria have been met.

Cost of Revenue

Traffic Acquisition Costs

Traffic acquisition costs consist of media costs for advertising impressions purchased from real‑time bidding exchanges, which are expensed as incurred. The Company is billed by the advertising exchanges on a monthly basis for actual advertising impressions acquired.

Other Cost of Revenue

Other cost of revenue includes third‑party data center and other advertisement‑serving costs, depreciation of data center equipment, amortization of capitalized internal‑use software cost for revenue‑producing technologies, purchases of third‑party data for specific marketing campaigns and salaries and related costs for the Company’s personnel dedicated to executing the Company’s advertising campaigns.

Research and Development

Research and development expenses include costs associated with the maintenance and ongoing development of the Company’s technology, including compensation and employee benefits and allocated costs associated with the Company’s engineering and research and development departments, as well as costs for contracted services and supplies.

Stock‑Based Compensation

The Company accounts for stock options granted to employees based on their estimated fair values on the date of grant. The fair value of each stock option granted is estimated using the Black‑Scholes option pricing model. The stock‑based compensation expense is recognized on a straight‑line basis over the requisite service period, net of estimated forfeitures.

The Company accounts for stock options issued to non‑employees based on the fair value of the awards determined using the Black‑Scholes option pricing model. The measurement of stock‑based compensation is subject to periodic adjustment as the underlying equity instruments vest. The stock‑based compensation expense is recognized on a straight‑line basis over the vesting schedule.

Income Taxes

Income taxes are accounted for under the asset and liability method of accounting. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period when enacted. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the long‑range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Due to the historical losses from the Company’s operations, a full valuation allowance on deferred tax assets has been recorded.

Basic and Diluted Loss per Common Share

Historically, the Company used the two‑class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. The two‑class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Each series of the Company’s convertible preferred stock were entitled to participate in distributions, when and if declared by the board of directors, that were made to common stockholders, and as a result were considered participating securities.

Under the two‑class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period’s earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two‑class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential effect of dilutive securities. In addition, the Company analyzed the potential dilutive effect of the outstanding participating securities under the if‑converted method when calculating diluted earnings per share in which it is assumed that the outstanding participating securities converted into common stock at the beginning of the period. The Company reported the more dilutive of the approaches (two‑class or if‑converted) as its diluted net income per share during each reporting period. Due to the net loss for the three months ended March 31, 2014, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti‑dilutive.

As of the Closing Date, the Company calculates net loss per basic share by dividing net loss by the weighted-average number of shares outstanding during the reporting period. The Company calculates net loss per diluted share by dividing net loss by the weighted-average number of shares outstanding during the reporting period plus the effects of any dilutive common stock-based instruments. Due to the net loss for the three months ended March 31, 2015, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti‑dilutive.

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued ASU 2013‑11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance provides financial statement presentation guidance on whether an unrecognized tax benefit must be presented as either a reduction to a deferred tax asset or separately as a liability. The Company adopted ASU 2013‑11 effective January 1, 2014. The adoption of this pronouncement did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers. This guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014‑09 is effective for interim or annual periods beginning after December 15, 2016. The Company plans to adopt ASU 2014‑09 as of January 1, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations, financial position and cash flows.

In August 2014, the FASB issued ASU 2014‑15, Presentation of Financial Statements—Going Concern. This guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014‑15 is effective for interim or annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations, financial position and cash flows.

In February 2015, the FASB issued ASU 2015‑02, Consolidation. This guidance applies to reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments (1) modify whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership and (3) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. The accounting standards update becomes effective in the first interim period beginning on or after December 15, 2015, and entities have the option of using the full retrospective or modified retrospective application to adopt the standard.  The Company is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations, financial position and cash flows.

In April 2015, the FASB issued ASU 2015‑03, Interest –Imputation of Interest. This accounting standards update is to simplify the presentation of debt issuance cost.  The new guidance requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts.  The accounting standards update does not affect the recognition and measurement guidance for debt issuance costs.   The accounting standards update becomes effective in the first interim period beginning on or after December 15, 2015, and must be applied on a retrospective basis.  The Company is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations, financial position and cash flows.

In April 2015, the FASB issued ASU 2015‑05, Intangibles –Goodwill and Other –Internal-Use Software. This accounting standards update is to provide guidance about a customer’s accounting for fees paid in a cloud computing arrangement.  The new guidance notes that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The accounting standards update becomes effective in the first interim period beginning on or after December 15, 2015, and can be applied retrospectively or prospectively.  The Company is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations, financial position and cash flows.

3. Debt

On June 12, 2014, the Company terminated its loan and security agreement with its previous lender and entered into two debt arrangements with a new lender.

The first debt arrangement is the New Loan and Security Agreement. The New Loan and Security Agreement includes a revolving line of credit of potential maximum aggregate advances (the “New Revolving Line of Credit”) totaling $30.0 million. The amount available is: (a) the lesser of (i) the New Revolving Line of Credit or (ii) the amount available under the borrowing base (defined as 85% of eligible accounts receivable); minus (b) the outstanding principal balance of any advances. The New Revolving Line of Credit is secured by substantially all of the Company’s assets. The New Revolving Line of Credit has a maturity date of June 12, 2016. The interest rate on outstanding amounts under the New Revolving Line of Credit is a floating rate per annum equal to the prime referenced rate plus a potential applicable margin of 1.00%. Interest is payable monthly. In addition, the Company is required to maintain, at all times, $5.0 million, consisting of the sum of: (i) cash held at the lender (determined in accordance with the New Loan and Security Agreement); plus (ii) the unused availability amount; plus (iii) the undrawn portion of the term loan advance related to the Mezzanine Loan and Security Agreement, described below. As of March 31, 2015, the Company was in compliance with this requirement.

The second debt arrangement is a term loan and security agreement (the “Mezzanine Loan and Security Agreement”). This Mezzanine Loan and Security Agreement includes a term loan with a total commitment of $15.0 million comprised of two separate tranches. The first tranche draw of $10.0 million occurred at closing and the second tranche of $5.0 million was drawn on December 16, 2014. The Mezzanine Loan and Security Agreement is secured by substantially all of the Company’s assets. The Mezzanine Loan and Security Agreement has a maturity date of June 12, 2017. The interest rate on outstanding amounts under the Mezzanine Loan and Security Agreement is fixed at 11.50%. Interest is payable monthly and the cumulative principal is due at maturity. The Company has the option to prepay all, but not less than all, of the principal balances of the Mezzanine Loan and Security Agreement at any time without a prepayment fee or penalty. As described in Note 2, under the Mezzanine Loan and Security Agreement, the Company has issued Lender Warrants to purchase 150,000 shares of common stock at a price of $11.36 per share.

The proceeds from these new debt arrangements were used to pay off existing debt from a previous lender, in addition to providing additional working capital for general corporate purposes.

Under the terms of the New Loan and Security Agreement and the Mezzanine Loan and Security Agreement, the Company is required to meet and maintain certain customary financial and nonfinancial covenants, one of which restricts the Company’s ability to pay any dividends or make any distribution or payment to redeem, retire or purchase any capital stock, subject to certain specified exceptions. In addition, the Company must maintain with the lender all of its primary domestic operating and other deposit and investment accounts consisting of at least 95% of the Company’s total cash and cash equivalents balance. As of March 31, 2015, the Company was in compliance with all such covenants.

On February 12, 2015, the Company amended its New Loan and Security Agreement (the “Amended New Loan and Security Agreement”) and its Mezzanine Loan and Security Agreement (the Amended Mezzanine Loan and Security Agreement). The amended New Revolving Line of Credit (the “Amended New Revolving Line of Credit”) was increased by $5.0 million and allows for total potential maximum aggregate advances of $35.0 million. The amount of unused availability as of March 31, 2015 was $0.3 million. The effective interest rate for the Amended New Revolving Line of Credit was 3.25% as of March 31, 2015.  In addition, the Amended Mezzanine Loan and Security Agreement increased available borrowings by $5.0 million (the “2015 Term Loan”). An additional draw under the Amended Mezzanine Loan and Security Agreement occurred on February 12, 2015. There was no modification to the maturity dates or any other significant terms to either the Amended New Loan and Security Agreement or the Amended Mezzanine Loan and Security Agreement. As part of the Amended Mezzanine Loan and Security Agreement, the Company issued an additional warrant to the lender (Additional Lender Warrant) to purchase 50,000 shares of common stock at a price of $15.18 per share. The fair value of the Additional Lender Warrant on the date of grant totaled approximately $0.3 million and was recorded as a discount on long‑term debt and as additional paid-in capital in the condensed consolidated balance sheets as the warrant met the criteria under the relevant accounting standard for treatment as an equity instrument. The debt discount is being amortized over the term of the Amended Mezzanine Loan and Security Agreement as reflected in the condensed consolidated statements of operations.

On March 20, 2015 and March 30, 2015, the Company repaid the first and second tranches of the Amended Mezzanine Loan and Security Agreement totaling $15.0 million. Based on the repayment of these tranches, the Company reflected within the condensed consolidated statements of operations the write-off of the corresponding debt discount and deferred financing costs. As of March 31, 2015, the 2015 Term Loan of $5.0 million was the only outstanding principal balance related to the Amended Mezzanine Loan and Security Agreement.

Debt consisted of the following as of December 31, 2014 and March 31, 2015 (in thousands):

	2014	2015
Amended Mezzanine Loan and Security Agreement	$15,000	$5,000
Discount on Amended Mezzanine Loan and Security Agreement	(773)	(316)
Amended New Revolving Line of Credit	29,900	23,650
Long-term debt, net	$44,127	$28,334

4. Common and Preferred Stock

As described in Note 1, on the Closing Date, the Company completed an IPO of its common stock. As part of the consummation of this transaction, the Company amended and restated its amended and restated certificate of incorporation. Effective as of the Closing Date, the Company is authorized to issue 510,000,000 total shares, consisting of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. Both the common stock and preferred stock have a par value of $0.00005 per share.

Liquidation Rights

In the event of any liquidation or dissolution of the Company, the holders of common stock are entitled to the remaining assets and funds of the Company legally available for distribution, subject to the rights of the holders of preferred stock.

Dividend and Voting Rights

The holders of common stock are entitled to receive dividends, as and if declared by the Company, subject to the rights of the holders of preferred stock. Holders of common stock have the right to one vote per share.

Common Stock Reserved for Issuance

The Company’s shares of common stock reserved for issuance as of December 31, 2014 and March 31, 2015 were as follows:

	2014		2015
Series A convertible preferred stock	2,383,745		—
Series B convertible preferred stock	3,649,368		—
Series C convertible preferred stock	5,406,501		—
Series D convertible preferred stock	3,409,210		—
Lender Warrants and Additional Lender Warrant to purchase common stock	150,000		200,000
Stock options outstanding	3,425,117	(1)	3,354,197
Possible future issuance under equity incentive plan	—		2,797,795
Possible future issuance under employee stock purchase plan	—		375,000
Total shares reserved	18,423,941		6,726,992

(1)

As described in Note 6, as of December 31, 2014, the Company had exceeded its common shares authorized when considering the number of possible shares that may be issuable after consideration of all existing instruments that could be settled in shares. On February 10, 2015, the Company increased its number of authorized common shares to 25,000,000.  Those awards which had been accounted for as liability awards were reclassified to equity as of that date.

Preferred Stock

Effective as of the Closing Date, shares of preferred stock may be issued from time to time in one or more series. The board of directors is authorized to provide for the issuance, out of the unissued shares of preferred stock, of one or more series of preferred stock, by establishing the number of shares to be included in such series, voting powers, preferences, participation, or other special rights, if any, of the shares of each such series and any qualifications, limitations or restrictions thereof.

5. Convertible Preferred Stock

As described in Note 1, on the Closing Date, the Company completed an IPO of its common stock. Upon the completion of the IPO, all outstanding shares of the Company’s convertible preferred stock were automatically converted into an aggregate of 14,848,824 shares of common stock.

The following table summarizes the issuances of convertible preferred stock subject to conversion as of the IPO completion:

	Number of Shares Authorized	Number of Shares Outstanding	Original Issue and Conversion Price per Share
Series A convertible preferred stock	2,486,507	2,383,745	$0.582
Series B convertible preferred stock	3,649,368	3,649,368	$0.84656
Series C convertible preferred stock	5,406,501	5,406,501	$1.4798
Series D convertible preferred stock	3,409,250	3,409,210	$3.8132
Total convertible preferred stock	14,951,626	14,848,824

Summary of Activity

The following table presents a summary of activity for the convertible preferred stock issued and outstanding for the three months ended March 31, 2015 (in thousands):

	Convertible Preferred Stock
	Series A	Series B	Series C	Series D	Total Amount
Balance, December 31, 2014	$1,387	$3,089	$8,000	$13,000	$25,476
Conversion to common stock upon IPO	(1,387)	(3,089)	(8,000)	(13,000)	(25,476)
Balance, March 31, 2015	$—	$—	$—	$—	$—

6.  Stock-Based Compensation

Equity Incentive Plans

Prior to the IPO, the Company had a stock-based compensation plan, the 2010 Equity Incentive Plan (the “2010 Plan”) under which the Company granted options to purchase shares of common stock to employees, directors, and consultants.

In January 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which was subsequently ratified by its stockholders in February 2015. The 2015 Plan became effective immediately on adoption although no awards were to be made under it until the Effective Date. The 2015 Plan is the successor to and continuation of the 2010 Plan.  As of the Effective Date, no additional awards were to be granted under the 2010 Plan, but all stock awards granted under the 2010 Plan remain subject to their existing terms. The number of shares of the Company’s common stock reserved for issuance under the 2015 Plan equaled the sum of 2,500,000 shares plus up to 4,537,868 shares reserved for issuance under the 2010 Plan. Of this amount, 2,797,795 shares are available for future grants to employees, non-employee directors, consultants and advisors as of March 31, 2015.

The 2015 Plan provides for the grant of the following awards: (i) incentive and nonstatutory stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) stock units, and (v) performance cash awards. The number of shares reserved for issuance under the 2015 Plan will be increased automatically on the first business day of each of the Company’s fiscal years, commencing in 2016, by a number equal to the least of: (1) 1,750,000 shares, (2) 5% of the shares of common stock outstanding on the last business day of the prior fiscal year, or (3) the number of shares determined by the Company’s board of directors.

The compensation committee of the Company’s board of directors administers the 2015 Plan. The compensation committee has complete discretion to make all decisions relating to the 2015 Plan and outstanding awards. The Company’s board of directors may amend or terminate the 2015 Plan at any time. If the Company’s board of directors amends the 2015 Plan, it does not need stockholder approval of the amendment unless required by applicable law, regulation or rules. The 2015 Plan will terminate automatically 10 years after the later of the date when the Company’s board of directors adopted the 2015 Plan or approved the latest share increase that was also approved by the Company’s stockholders.

The terms of the stock options, including the exercise price per share and vesting provisions, are determined by the board of directors. Historically, stock options were granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant based upon numerous objective and subjective factors including: third‑party valuations, preferred stock transactions with third‑parties, current operating and financial performance, management estimates and future expectations. Subsequent to the completion of the IPO, the fair value of the Company's common stock on the grant date is equal to the most recent New York Stock Exchange closing price of the Company's stock. Stock option grants typically vest upon the expiration of an initial one year cliff and vest monthly thereafter over the remaining thirty‑six months assuming continuing service, and expire ten years from the grant date.

The Plan allows for grants of stock options that may be exercised before the options have vested at the discretion and determination of the board of directors. Shares issued as a result of the early exercise of stock options are subject to repurchase by the Company upon termination of service. As of December 31, 2014 and March 31, 2015, there were 5,000 and no shares, respectively, subject to the Company’s right of repurchase. Payments received from early exercises are recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets and reclassified to additional paid-in capital as the options vest.

Stock‑based compensation expense is included in the following line items in the condensed consolidated statements of operations for the three months ended March 31 (in thousands):

	2014	2015 (1)
Other cost of revenue	$2	$13
Sales and marketing	71	150
Research and development	104	175
General and administrative	63	234
	$240	$572

(1)Stock‑based compensation expense included a favorable $0.2 million fair value adjustment related to stock option liability awards prior to reclassification to additional paid-in capital during the three months ended March 31, 2015.

The Company values stock options using the Black‑Scholes option‑pricing model, which requires the input of subjective assumptions, including the risk‑free interest rate, expected life, expected stock price volatility and dividend yield. The risk‑free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company’s employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. The Company uses the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumes no dividend yield, which is consistent with the Company’s history of not paying dividends.

The following table summarizes the assumptions used for estimating the fair value of stock options granted to employees for the three months ended March 31:

	2014	2015
Risk-free interest rate	1.3% - 2.0%	1.67%
Expected term (years)	4.00 - 6.08	6.03
Expected volatility	56% - 60%	53%
Dividend yield	— %	— %

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2015:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding balance at January 1, 2015	3,425,117	$7.51	8.36	$26,260
Granted	163,250	15.18
Exercised	(211,723)	2.32
Cancelled	(22,447)	10.13
Outstanding balance at March 31, 2015	3,354,197	$8.20	8.23	$11,339
Exercisable at March 31, 2015	1,341,391	$3.49	7.05	$8,667
Vested and expected to vest at March 31, 2015	2,847,379	$7.83	8.09	$10,332

The weighted average grant date fair value for the Company’s stock options granted during the three months ended March 31, 2014 and 2015 was $5.49 and $7.78 per share, respectively. The total compensation cost related to unvested stock options not yet recognized as of March 31, 2015 was $9.8 million and will be recognized over a weighted average period of approximately 2.18 years. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2015 was $1.0 million and $2.4 million, respectively.

During the year ended December 31, 2014, the number of stock options granted by the Company exceeded the number of shares authorized for issuance and not already committed for other purposes, such as convertible preferred stock, warrants, and previously granted stock option awards. As a result, those options granted during the year ended December 31, 2014 that exceeded the authorized limit were accounted for as liability‑based awards and recorded in other long‑term liabilities on the condensed consolidated balance sheets as of December 31, 2014.  During the year ended December 31, 2014, the Company granted 610,675 options, cumulatively, in excess of its common shares authorized. Of these, 597,425 were outstanding as of December 31, 2014. The Company recorded a liability of $0.5 million on its condensed consolidated balance sheets as of December 31, 2014 related to these liability‑based equity awards. The fair value of the liability‑based awards was estimated each reporting period, and the estimate of fair value was reflected in the amount of stock‑based compensation expense recorded during the period. Changes in fair value are recorded in stock‑based compensation expense for the period. For the three months ended March 31, 2014, the Company did not exceed the number of shares authorized for issuance and not already committed for other purposes, and did not have a fair value adjustment for liability-based awards.

As described in Note 1, on February 10, 2015, the Company increased its number of authorized common shares by 3,000,000 shares. As the number of shares authorized was in excess of those committed for other purposes as of that date, the liability-based awards described above were reclassified to equity-based awards at fair value and reclassified to additional paid-in capital. The favorable fair value adjustment for liability-based awards for the three months ended March 31, 2015 was $0.2 million. The reclassification from other long‑term liabilities to additional paid-in capital on the condensed consolidated balance sheets was $0.3 million as of February 10, 2015. See Note 2 for the assumptions used in determining the fair value adjustment related to these liability-based awards.

Employee Stock Purchase Plan

In January 2015, the Company’s board of directors adopted the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was subsequently ratified by its stockholders in February 2015. The 2015 ESPP began as of the Effective Date.

The Company has reserved 375,000 shares of its common stock for issuance under the 2015 ESPP. The number of shares reserved for issuance under the 2015 ESPP will automatically be increased on the first business day of each of the Company’s fiscal years, commencing in 2016, by a number equal to the least of: (1) 250,000 shares, (2) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year, or (3) the number of shares determined by the Company’s board of directors.

All Company employees are eligible to participate if they are employed for more than 20 hours per week and for more than five months per year. Eligible employees may begin participating in the 2015 ESPP at the start of any offering period. Each offering period will last a number of months determined by the compensation committee of the board of directors, not to exceed 27 months. A new offering period will begin periodically, as determined by the compensation committee. Offering periods may overlap or may be consecutive. Unless otherwise determined by the compensation committee, two offering periods of six months’ duration will begin in each year on May 1 and November 1. However, the first offering period started on the Effective Date and ends on October 31, 2015, with the first purchase date occurring on or about October 31, 2015.

The compensation committee of the Company’s board of directors will administer the 2015 ESPP. The board of directors or the compensation committee may amend or terminate the 2015 ESPP at any time.

7. Commitments and Contingencies

Purchase Commitments

The Company has $2.7 million of non‑cancelable contractual commitments as of March 31, 2015, primarily related to third‑party data centers and other support services. Of these commitments, $2.1 million and $0.6 million are due within the next year and within one to three years, respectively.

Litigation

The Company is subject to various legal matters in the ordinary course of business. In the opinion of management, there are currently no such known matters that will have a material effect on the financial condition, results of operations or cash flows of the Company.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus there are no claims that the Company is aware of that could have a material effect on the Company’s financial position, results of operations or cash flows.

8. Earnings Per Share

Diluted loss per share is the same as basic loss per share for the three months ended March 31, 2014 and 2015 because the effects of potentially dilutive items were anti-dilutive given the Company’s net losses in those periods. The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three months ended March 31:

	2014	2015
Convertible preferred stock:
Series A	2,383,745	—
Series B	3,649,368	—
Series C	5,406,501	—
Series D	3,409,210	—
Common stock subject to repurchase	3,145	—
Lender Warrants and Additional Lender Warrant to purchase common stock	—	200,000
Stock options	2,561,595	3,354,197

9. Subsequent Events

On April 1, 2015, the Company repaid the 2015 Term Loan which represented the remaining $5.0 million principal balance on the Amended Mezzanine Loan and Security Agreement.  As of that date, the Company had no outstanding principal balances related to this agreement.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We provide a leading business intelligence and marketing automation software service, which we refer to as our solution, that enables national brands to drive local, in‑store sales. National brands use our MaxPoint Intelligence Platform to predict the most likely local buyers of a specific product at a particular retail location and then execute cross‑channel digital marketing campaigns to reach these buyers. The foundation for our local targeting is our proprietary Digital Zip architecture, a digital grid of households organized into over 44,000 specific neighborhoods, or Digital Zips, which can be as small as a couple of city blocks. Through a combination of our proprietary and third-party data, we create a profile for each Digital Zip based on shared demographic and financial traits, such as family size, income level, education, age and historical purchasing behavior. Business intelligence is at the core of our solution, which leverages high‑velocity data processing and proprietary statistical models to continuously analyze more than 20 billion daily data attributes to delineate consumers’ real‑time purchase intent. By identifying and reaching only the most likely local buyers with digital customized product offers for local stores, national brands can more efficiently and effectively run local marketing campaigns, thereby increasing in‑store sales and reducing wasted marketing spend associated with traditional approaches. We provide a technology‑driven alternative to traditional local marketing methods for national brands across a number of industries where transactions take place predominantly offline, such as consumer products, retail, automotive, healthcare, telecommunications and entertainment.

We operate in one segment and generate revenue by delivering local, targeted digital marketing campaigns for customers through various channels, including display, mobile, social and video. We define “local,” in terms of both retail locations and buyers or consumers, as the close proximity of a targeted consumer to a targeted retail location, typically within a specific Digital Zip. Historically, our revenue has predominantly come from display advertising because it was the first to be made available for programmatic purchasing through real‑time bidding, or RTB, exchanges. The digital advertising industry is rapidly adopting programmatic purchasing for display, mobile, social and video advertising and accelerating the amount and variety of digital media inventory available through RTB exchanges. As we continue to expand in the mobile, social and video channels, we must continue to utilize our platform to effectively provide targeted campaigns in an efficient manner through a combination of pricing with our customers and by managing the costs associated with RTB exchanges. Any significant shift in the mix of channels used to provide our marketing automation software solution to our customers could have a favorable or unfavorable impact on our revenues, Revenue ex‑TAC and gross profit.

Through marketing automation and direct integrations with RTB exchanges, our platform delivers customized digital advertisements containing product and store specific promotions to local consumers across display, mobile, social and video channels. National brands can then measure the offline sales impact of those digital marketing campaigns to optimize future campaigns and budgets and manage in‑store supply levels. Our customers typically pay us on a cost per thousand impressions, or CPM, model based on the number of impressions we deliver through our platform for each marketing campaign.

Our diverse customer base consists primarily of enterprises with national brands in the consumer products, retail, automotive, healthcare, telecommunications and entertainment industries. We sell our solution either directly to our customers or through advertising agencies that act on behalf of our customers. We have worked with each of the top 20 leading national advertisers and each of the top 10 advertising agencies in the United States as ranked in 2014 by Advertising Age. As of March 31, 2015, we had 529 enterprise customers as described in “—Key Financial and Operating Performance Metrics.” Our customer agreements typically have terms of less than three months and are cancellable at any time, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. Our revenue recognition policies are discussed in more detail under “—Critical Accounting Policies and Significant Judgments and Estimates.”

Since our inception in 2006, we have focused on developing our solutions to address the challenges that national brands experience with local marketing. During our early years, we focused largely on product development, which resulted in the introduction of our MaxPoint Intelligence Platform in 2011 as a service primarily run by us on behalf of our customers. Since 2013, our customers have also had the ability to directly interface with the MaxPoint Intelligence Platform software service. We have grown our revenue from $15.4 million for the quarter ended March 31, 2014 to $28.7 million for the quarter ended March 31, 2015. To date, substantially all of our revenue has come from sales in the United States.

Our goal is to be the leading strategic partner assisting national brands in driving local, in‑store sales. The core elements of our growth strategy include increasing our share of existing customer spend, acquiring new customers, further penetrating new industries, continuing to innovate and invest in our technology, and expanding internationally. To accomplish our goal, we plan to invest for long‑term growth. We anticipate that our operating expenses will increase in the foreseeable future as we execute the core elements of our growth strategy. While these investments will likely reduce our profitability in the near term, we believe they will contribute to our long‑term growth.

We face a variety of challenges and risks, which we will need to address and manage as we pursue our growth strategy. In particular, if we are to remain competitive, we will need to continue to innovate in the face of a rapidly changing advertising landscape and need to effectively manage our growth. Our senior management continuously focuses on these and other challenges, and we believe that our culture of innovation and our history of expansive growth will contribute to the success of our business. We cannot, however, assure you that we will be successful in addressing and managing the many challenges and risks that we face.

Key Financial and Operating Performance Metrics

We regularly monitor a number of financial and operating metrics in order to measure our performance and project our future performance. Revenue is discussed under the headings “—Results of Operations” and “—Comparison of Three Months Ended March 31, 2014 and 2015.” Revenue ex-TAC, Adjusted EBITDA, number of enterprise customers, Non-GAAP net loss and Non-GAAP net loss per basic and diluted share, are discussed under the heading  “—Non-GAAP Financial Measures and Operating Performance Metrics.” The following metrics aid us in developing and refining our growth strategies and making strategic decisions:

	Three Months
	Ended March 31,
	2014	2015
	(in thousands, except number of enterprise customers)
Revenue	$15,353	$28,716
Revenue ex-TAC	$8,821	$16,787
Adjusted EBITDA	$(3,096)	$(5,210)
Number of enterprise customers	326	529

Non‑GAAP Financial Measures and Operating Performance Metrics

Revenue ex‑TAC

Revenue ex‑TAC is a non‑GAAP financial measure defined by us as revenue less traffic acquisition costs. Traffic acquisition costs consist of purchases of advertising impressions from RTB exchanges. We believe that Revenue ex‑TAC is a meaningful measure of operating performance because it is frequently used for internal management purposes, indicates the effectiveness of delivering results to advertisers and facilitates a more complete period‑to‑period understanding of factors and trends affecting our underlying revenue performance. A limitation of Revenue ex‑TAC is that it is a measure that other companies, including companies in our industry that have similar business arrangements, either may not use or may calculate differently, which reduces its usefulness as a comparative measure. Because of these and other limitations, we consider, and you should consider, Revenue ex‑TAC alongside other GAAP financial measures, such as revenue, gross profit and total operating expenses. The following table presents a reconciliation of revenue to Revenue ex‑TAC for each of the periods indicated:

	Three Months
	Ended March 31,
	2014	2015
	(in thousands)
Revenue	$15,353	$28,716
Less: traffic acquisition costs	(6,532)	(11,929)
Revenue ex-TAC	$8,821	$16,787

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have provided within this filing Adjusted EBITDA, a non‑GAAP financial measure. We define Adjusted EBITDA as net loss before income taxes, interest expense, amortization of debt discount, amortization of deferred financing costs and depreciation and amortization, adjusted to eliminate stock‑based compensation expense and change in fair value of convertible preferred and common stock warrant liabilities. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

We have included Adjusted EBITDA in this filing because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short‑ and long‑term operating plans. In particular, we believe the exclusion of certain items in calculating Adjusted EBITDA can provide a useful measure for period‑to‑period comparisons of our business.

Accordingly, we believe that Adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•

although depreciation and amortization are non‑cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect the potentially dilutive impact of equity‑based compensation;
•	Adjusted EBITDA does not reflect interest or tax payments that may represent a reduction in cash available to us; and
•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, we consider, and you should consider, Adjusted EBITDA together with other GAAP‑based financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months
	Ended March 31,
	2014	2015
	(in thousands)
Net loss	$(4,209)	$(8,121)
Adjustments:
Interest expense	145	694
Amortization of debt discount	—	792
Amortization of deferred financing costs	—	129
Provision for income taxes	—	—
Depreciation and amortization	728	1,206
Stock-based compensation	240	572
Change in fair value of warrants	—	(482)
Adjusted EBITDA	$(3,096)	$(5,210)

The following table presents a detail of depreciation and amortization expense included above for each of the periods indicated:

	Three Months
	Ended March 31,
	2014	2015
	(in thousands)
Other cost of revenue	$381	$800
Sales and marketing	103	88
Research and development	225	302
General and administrative	19	16
Total depreciation and amortization	$728	$1,206

Number of Enterprise Customers

Our number of enterprise customers is a key operating metric. We believe our ability to increase the revenue we generate from existing customers and attract new customers is an important component of our growth strategy. We also believe that those customers from which we have generated more than $10,000 of revenue during any trailing twelve‑month period best identifies customers that are actively using our solution and contribute more meaningfully to revenue. We refer to these customers as our enterprise customers. Our ability to generate additional revenue from our enterprise customers is an important indicator of our ability to grow revenue over time. As of March 31, 2014 and 2015, customers from which we have generated less than $10,000 of revenue during the previous trailing twelve‑month period have accounted for less than 2% of our revenue.

In those cases where we work with multiple brands or divisions within the same company or where the company runs marketing campaigns in multiple geographies, even though multiple insertion orders may be involved, we count that company as a single customer. When the insertion order is with an advertising agency, we consider the company on behalf of which the marketing campaign is conducted as our enterprise customer. If a company has its marketing spend with us managed by multiple advertising agencies, that company is counted as a single enterprise customer.

While the number of our enterprise customers has increased over time, this number can also fluctuate from quarter to quarter due to the seasonal trends in the advertising spend of our enterprise and other customers, which can impact the timing and amount of revenue we generate from them. Therefore, there is not necessarily a direct correlation between a change in the number of enterprise customers for a particular period and an increase or decrease in our revenue during that period.

Non-GAAP Net Loss

We define non-GAAP net loss as net loss less non-cash stock-based compensation expense. We believe the exclusion of this non-cash charge can provide a useful measure for period‑to‑period comparisons of our business. A limitation of non-GAAP net loss is that it is a measure that other companies, including companies in our industry that have similar business arrangements, either may not use or may calculate differently, which reduces its usefulness as a comparative measure. Because of these and other limitations, we consider, and you should consider, non-GAAP net loss together with other GAAP‑based financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss to Non-GAAP net loss for each of the periods indicated:

	Three Months
	Ended March 31,
	2014	2015
	(in thousands)
Net loss	$(4,209)	$(8,121)
Stock-based compensation	240	572
Non-GAAP net loss	$(3,969)	$(7,549)

The following table presents a detail of stock-based compensation included above for each of the periods indicated:

	Three Months
	Ended March 31,
	2014	2015
	(in thousands)
Other cost of revenue	$2	$13
Sales and marketing	71	150
Research and development	104	175
General and administrative	63	234
Total stock-based compensation	$240	$572

Non-GAAP Net Loss per Basic and Diluted Share

We define Non-GAAP net loss per basic and diluted share as net loss less non-cash stock-based compensation expense per basic and diluted share as adjusted for the conversion of preferred stock in periods presented to assume the conversion of all outstanding shares of convertible preferred stock into common stock, as of the beginning of the period. We consider, and you should consider, Non-GAAP net loss per basic and diluted share together with other GAAP‑based financial performance measures, including net loss per basic and diluted share, weighted average shares used to compute net loss per basic and diluted share, net loss and our other GAAP results. The following table presents a reconciliation of net loss per basic and diluted share of common stock to Non-GAAP net loss per basic and diluted share of common stock for each of the periods indicated:

	Three Months
	Ended March 31,
	2014	2015
	(in thousands, except share and per share data)
Net loss	$(4,209)	$(8,121)

Weighted-average shares used to compute net loss per basic and diluted share of common stock	3,795,086	9,043,421

Net loss per basic and diluted share of common stock	$(1.11)	$(0.90)

Non-GAAP net loss	$(3,969)	$(7,549)

Weighted-average share impact based on actual conversion of convertible preferred stock	—	(3,299,739)
Non-GAAP adjustment for convertible preferred stock	14,848,824	14,848,824
Non-GAAP shares used to compute non-GAAP net loss per basic and diluted share of common stock	18,643,910	20,592,506

Non-GAAP net loss per basic and diluted share of common stock	$(0.21)	$(0.37)

Key Factors Affecting Our Performance

Increasing Share of Spend from Existing Customers

While we have a significant customer base, we believe our ability to retain and capture an increasing share of our existing customers’ marketing budgets is a key indicator of our market penetration, growth and future revenue. We intend to expand our footprint with our existing advertiser customers by working with a larger number of their national brands and by growing the number of geographies, regions and individual stores for which they use our software solution. We also plan to invest in our sales organization to deepen and strengthen our relationships with existing customers.

Acquiring New Customers

Our growth in our customer base is also an important element of our growth strategy. Our goal is to attract new customers by growing market awareness of our solution. We believe that we are well positioned for future growth and that we have an opportunity to continue expanding our customer base in the coming years, and we plan to invest in growing our sales organization and marketing efforts in order to reach these potential customers.

Further Penetrating New Industries

Historically, we have focused primarily on serving national brands in three industries: consumer products, retail and automotive. We have recently expanded into three new industries: healthcare, telecommunications and entertainment. Our plan is to continue to penetrate these new industries and pursue opportunities in additional industries.

Continuing to Innovate and Invest in our Technology

Our technology is a key factor affecting our performance. We plan to continue to make substantial investments in our technology and research and development to enhance the effectiveness of our solution in an effort to deliver increasing value to our customers. In addition to improving our data processing, business intelligence and marketing execution technologies, we intend to enhance ways that our customers can access and utilize our solution and extract greater intelligence from the data we aggregate and generate. One recent innovation has been our ability to purchase non‑display advertisements through our platform on behalf of our customers, which was introduced in the fourth quarter of 2012. Revenue from non‑display advertisements has grown rapidly from 20% of revenue, or approximately $3.0 million, in the first quarter of 2014, to 24% of revenue, or approximately $6.9 million, in the first quarter of 2015.

Expanding Internationally

To date, we have focused our efforts on developing our solution for the U.S. market. We believe that our technology and solution can be adapted to other countries where national brands face similar challenges with local marketing. We recently established a presence in the United Kingdom and will continue to explore additional international expansion opportunities.

Seasonality

In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects our highest level of advertising activity, and the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.

Components of Our Results of Operations

Revenue

We generate revenue by delivering targeted digital marketing campaigns for customers through various channels, including display, mobile, social and video. Our revenue arrangements are evidenced by a fully executed insertion order, or IO. Our IOs typically have a term of less than three months and are cancellable at any time. We recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. We generally price our marketing campaigns on a CPM model based on the number of impressions delivered for each marketing campaign. We typically do not receive upfront payments from our customers and have an insignificant amount of deferred revenue. We contract with customers either directly or through advertising agencies that act on behalf of our customers. When we contract with an advertising agency, it acts as an agent for a disclosed principal, which is our customer. Our agreements also provide that if the customer fails to pay the advertising agency, the advertising agency is not liable to us and we must seek payment solely from the customer. Our revenue recognition policies are discussed in more detail under “—Critical Accounting Policies and Significant Judgments and Estimates.”

Traffic Acquisition Costs

Traffic acquisition costs consists of media costs for advertising impressions we purchase from RTB exchanges, which are expensed as incurred. We purchase impressions directly from these exchanges and typically pay them monthly for actual advertising impressions acquired. Historically, we have not committed to purchasing a defined volume of impressions from any of these exchanges. We anticipate our traffic acquisition costs will increase in absolute dollars as our revenue increases. However, our traffic acquisition costs will fluctuate on a quarterly basis due to the seasonality of our business, our experimentation with and refinement of our real‑time bidding platform, competition for impressions on RTB exchanges, the type of media inventory we are purchasing and the types of campaigns we are implementing for our customers.

Other Cost of Revenue

Other cost of revenue primarily consists of third‑party data centers and advertisement‑serving costs, depreciation of data center equipment, amortization of capitalized internal‑use software cost for revenue‑producing technologies, purchases of third‑party data for specific marketing campaigns and salaries and personnel‑related costs of our employees dedicated to executing our marketing campaigns. The number of employees dedicated to executing our marketing campaigns grew from nine at March 31, 2014 to 17 at March 31, 2015, and we expect to continue to hire new employees in order to support our anticipated revenue growth. We anticipate other cost of revenue will increase in absolute dollars as our revenue increases.

Operating Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel‑related costs are the most significant component of each of these expense categories. The number of employees related to these expense categories grew from 208 at March 31, 2014 to 341 at March 31, 2015, and we expect to continue to hire new employees in order to support our anticipated revenue growth.

Sales and marketing expense.  Sales and marketing expense consists primarily of salaries and personnel‑related costs for our sales and marketing and customer support employees, including benefits, bonuses, stock‑based compensation expense and commissions. We record expense for commissions over the term of the associated marketing campaign. Additional expenses include marketing, advertising and promotional event programs, corporate communications, travel, and allocated overhead costs. The number of employees in our sales and marketing functions grew from 117 at March 31, 2014 to 187 at March 31, 2015, and we expect our sales and marketing expense to increase in absolute dollars in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities in order to continue to grow our business.

Research and development expense.  Research and development expense consists primarily of salaries and personnel‑related costs for our engineering and research and development employees, including benefits, bonuses and stock‑based compensation expense. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology, third‑party data costs purchased for the development and enhancement of our technology platform, consulting, and allocated overhead costs. The number of employees in research and development functions increased from 69 at March 31, 2014 to 119 at March 31, 2015. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position.

General and administrative expense.  General and administrative expense consists primarily of salaries and personnel‑related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock‑based compensation expense. Additional expenses include consulting and professional fees, insurance, legal, other corporate expenses and travel. The number of employees in general and administrative functions grew from 22 at March 31, 2014 to 35 at March 31, 2015, and we expect our general and administrative expenses to increase in absolute dollars as a result of operating as a public company. These expenses also include costs associated with compliance with the Sarbanes‑Oxley Act and other regulations governing public companies, directors’ and officers’ liability insurance, increased professional services, and an enhanced investor relations function.

Other Expense (Income)

Other expense (income) consists primarily of interest expense, amortization of debt discount, amortization of deferred financing costs, the fair value adjustment related to common stock warrants and interest income. Interest expense, amortization of debt discount and deferred financing costs relate to outstanding borrowings under our credit facilities. The change in fair value of common stock warrants relates to the mark to market adjustment of common stock warrants granted to our lender.

Provision for Income Taxes

Provision for income taxes consists of U.S. federal, state and foreign income taxes. We incurred no income tax expense for the quarters ended March 31, 2014 and 2015.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months
	Ended March 31,
	2014	2015
	(in thousands)
Revenue, net	$15,353	$28,716
Traffic acquisition costs	6,532	11,929
Other cost of revenue	1,259	2,951
Gross profit	7,562	13,836
Operating expenses:
Sales and marketing	6,947	12,803
Research and development	3,002	4,642
General and administrative	1,677	3,379
Total operating expenses	11,626	20,824
Loss from operations	(4,064)	(6,988)
Other expense (income):
Interest expense	145	694
Amortization of debt discount	—	792
Amortization of deferred financing costs	—	129
Derivative fair value adjustment related to common stock warrants	—	(482)
Total other expense	145	1,133
Loss before income taxes	(4,209)	(8,121)
Provision for income taxes	—	—
Net loss	$(4,209)	$(8,121)

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months
	Ended March 31,
	2014	2015
	(as a percentage of revenue)
Revenue, net	100.0%	100.0%
Traffic acquisition costs	42.5%	41.5%
Other cost of revenue	8.2%	10.3%
Gross profit	49.3%	48.2%
Operating expenses:
Sales and marketing	45.2%	44.6%
Research and development	19.6%	16.2%
General and administrative	10.9%	11.8%
Total operating expenses	75.7%	72.5%
Loss from operations	(26.5)%	(24.3)%
Other expense (income):
Interest expense	0.9%	2.4%
Amortization of debt discount	—%	2.8%
Amortization of deferred financing costs	—%	0.4%
Derivative fair value adjustment related to common stock warrants	—%	(1.7)%
Total other expense	0.9%	3.9%
Loss before income taxes	(27.4)%	(28.3)%
Provision for income taxes	—%	—%
Net loss	(27.4)%	(28.3)%

Comparison of Three Months Ended March 31, 2014 and 2015

	Three Months Ended March 31,
	2014		2015
		Percentage of		Percentage of	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(in thousands, except percentages)
Revenue, net	$15,353	100.0%	$28,716	100.0%	$13,363	87.0%
Traffic acquisition costs	6,532	42.5%	11,929	41.5%	5,397	82.6%
Other cost of revenue	1,259	8.2%	2,951	10.3%	1,692	134.4%
Gross profit	7,562	49.3%	13,836	48.2%	6,274	83.0%
Operating expenses:
Sales and marketing	6,947	45.2%	12,803	44.6%	5,856	84.3%
Research and development	3,002	19.6%	4,642	16.2%	1,640	54.6%
General and administrative	1,677	10.9%	3,379	11.8%	1,702	101.5%
Total operating expenses	11,626	75.7%	20,824	72.5%	9,198	79.1%
Loss from operations	(4,064)	(26.5)%	(6,988)	(24.3)%	(2,924)	71.9%
Other expense (income):
Interest expense	145	0.9%	694	2.4%	549	378.6%
Amortization of debt discount	—	—%	792	2.8%	792	* %
Amortization of deferred financing costs	—	—%	129	0.4%	129	* %
Derivative fair value adjustment related to common stock warrants	—	—%	(482)	(1.7)%	(482)	* %
Total other expense	145	0.9%	1,133	3.9%	988	681.4%
Loss before income taxes	(4,209)	(27.4)%	(8,121)	(28.3)%	(3,912)	92.9%
Provision for income taxes	—	—%	—	—%	—	—%
Net loss	$(4,209)	(27.4)%	$(8,121)	(28.3)%	$(3,912)	92.9%

*Not meaningful.

Revenue.  Revenue increased by $13.4 million, or 87.0%, from $15.4 million for the three months ended March 31, 2014 to $28.7 million for the three months ended March 31, 2015. This growth was primarily attributable to the combined effect of an increase in the number of enterprise customers and in revenue per enterprise customer during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The number of enterprise customers increased 62.3% from 326 as of March 31, 2014 to 529 as of March 31, 2015. In addition, our revenue per enterprise customer increased 16.3% during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Traffic acquisition costs.  Traffic acquisition costs increased by $5.4 million, or 82.6%, from $6.5 million for the three months ended March 31, 2014 to $11.9 million for three months ended March 31, 2015. The increase in traffic acquisition costs was attributable to the increased volume of impressions purchased on RTB exchanges. As a percentage of revenue, traffic acquisition costs decreased from 42.5% for three months ended March 31, 2014 to 41.5% for three months ended March 31, 2015.

Other cost of revenue.  Other cost of revenue increased by $1.7 million, or 134.4%, from $1.3 million for the three months ended March 31, 2014 to $3.0 million for the three months ended March 31, 2015. The increase in other cost of revenue was primarily attributable to an increase in the volume of impressions delivered. This included a $0.4 million increase in third‑party advertisement‑serving costs, a $0.3 million increase in purchases of third‑party data and a $0.1 million increase in third‑party data center costs. In addition, there was a $0.5 million increase in expenses related to amortization of internal‑use software and depreciation. We also experienced a $0.4 million increase in salaries and personnel‑related costs. The number of full‑time employees dedicated to executing our marketing campaigns increased from nine at March 31, 2014 to 17 at March 31, 2015. As a percentage of revenue, other cost of revenue increased from 8.2% for the three months ended March 31, 2014 to 10.3% for the three months ended March 31, 2015.

Sales and marketing.  Sales and marketing expense increased by $5.9 million, or 84.3%, from $6.9 million, or 45.2% of revenue, for the three months ended March 31, 2014, to $12.8 million, or 44.6% of revenue, for the three months ended March 31, 2015. The increase in sales and marketing expense was primarily attributable to a $4.3 million increase in salaries and personnel‑related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. The number of full‑time sales and marketing employees increased from 117 at March 31, 2014 to 187 at March 31, 2015. In addition, we experienced an increase in marketing, advertising and promotional events, and travel costs of $1.2 million as we focused on marketing our software solution to generate awareness, expanding our footprint with existing advertiser customers, and increasing the adoption of our software solution by new customers. We also experienced a $0.4 million increase in allocated overhead costs.

Research and development.  Research and development expense increased by $1.6 million, or 54.6%, from $3.0 million, or 19.6% of revenue, for the three months ended March 31, 2014, to $4.6 million, or 16.2% of revenue, for the three months ended March 31, 2015. The increase in research and development expense was primarily attributable to a $2.2 million increase in salaries and personnel‑related costs associated with an increase in research and development personnel. The number of full‑time research and development employees increased from 69 at March 31, 2014 to 119 at March 31, 2015. In addition, we experienced an increase in allocated overhead of $0.3 million, offset by a decrease in travel costs of $0.1 million and an increase in the amount of capitalization related to internal-use software costs of $0.8 million.

General and administrative.  General and administrative expense increased by $1.7 million, or 101.5%, from $1.7 million, or 10.9% of revenue, for the three months ended March 31, 2014, to $3.4 million, or 11.8% of revenue, for the three months ended March 31, 2015. The increase in general and administrative expense was primarily attributable to a $1.0 million increase in salaries and personnel‑related costs associated with an increase in general and administrative personnel to support our growing business. The number of full‑time general and administrative employees increased from 22 at March 31, 2014 to 35 at March 31, 2015. In addition, we experienced a $0.7 million increase in consulting, professional fees and other corporate administration related to our transition to a public company.

Interest expense.  Interest expense increased by $0.5 million, or 378.6%, from the three months ended March 31, 2014 compared to the three months ended March 31, 2015. The increase in interest expense was primarily due to additional borrowings under our previous revolving line of credit and equipment line of credit, and our new loan agreements entered into in June 2014.

Amortization expense.  Amortization of debt discount and amortization of deferred financing costs for the three months ended March 31, 2015 related primarily to the early repayment of outstanding debt. In March 2015, we repaid the first and second tranches of the amended mezzanine loan and security agreement totaling $15.0 million. This debt was initially scheduled to mature in June of 2017, however, we elected to use a portion of our initial public offering proceeds to repay these amounts and incurred no early repayment penalty. The $0.9 million related to amortization expense relates to the write-off of the debt discount and deferred financing costs related to these instruments.

Derivative fair value adjustment related to common stock warrants.  For the three months ended March 31, 2015, the change in fair value of common stock warrants related entirely to the fair value adjustment of $0.5 million for instruments granted to our lender under our loan agreements entered into in June 2014.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations primarily through private placements of convertible preferred stock and bank borrowings. On March 11, 2015, we completed our initial public offering of our common stock. We sold an aggregate of

6,500,000 shares of common stock at a public offering price of $11.50 per share. Net proceeds to us were $69.5 million, after deducting underwriting discounts and commissions, and before deducting offering expenses of $3.8 million. Upon the completion of our initial public offering, all outstanding shares of our convertible preferred stock were converted into an aggregate of 14,848,824 shares of common stock.

We receive payments from agencies once they collect payment from our customers they represent. We are often required to pay for advertising space prior to the receipt of payment from our agency customers. We draw upon the line of credit described below to manage our cash flows.

On June 12, 2014, we entered into a loan and security agreement and a mezzanine loan and security agreement with a lender. The loan and security agreement included a revolving line of credit of up to $30.0 million, which as described below, was subsequently amended to increase the availability to a maximum of $35.0 million. The mezzanine loan and security agreement included a term loan of $15.0 million composed of two separate draws. The draw of the first tranche of $10.0 million occurred at closing and the draw of the second tranche of $5.0 million occurred on December 16, 2014.

Our revolving line of credit has a maturity date of June 12, 2016. The interest rate on outstanding amounts under the revolving line of credit is a floating rate per annum equal to the prime referenced rate plus a potential applicable margin of 1.00%. Interest is payable monthly. The loan is secured by substantially all of our assets. Borrowing availability under our revolving line of credit is measured by reference to a formula based on the amount of certain eligible accounts receivable (but not exceeding the aggregate principal amount of commitments under our revolving line of credit) (such calculated amount being referred to as the “Availability Amount”). Under the terms of the agreement governing our revolving credit facility, we are required to satisfy a minimum liquidity condition of $5.0 million, consisting of the sum of: (i) cash held at our lender (determined in accordance with the loan and security agreement); plus (ii) the unused Availability Amount; plus (iii) the undrawn portion of the term loan under our mezzanine loan and security agreement.

The interest rate on borrowings under the mezzanine loan and security agreement is fixed at 11.50%. Interest is payable monthly and the cumulative principal is due at maturity. Pursuant to the mezzanine loan and security agreement, we issued warrants to our lender to purchase 100,000 shares of our common stock in connection with the draw of the first tranche. The warrants are exercisable for an additional 50,000 shares of common stock at $11.36 per share, if the second tranche of $5.0 million was utilized prior to December 31, 2014. In December 2014, we drew down the second tranche under the mezzanine loan and security agreement. Borrowings under the mezzanine loan and security agreement are secured by substantially all of our assets.

On February 12, 2015, we amended our loan and security agreement and mezzanine loan and security agreement. The revolving line of credit was increased by $5.0 million to $35.0 million. As amended, the mezzanine loan and security agreement includes an additional $5.0 million term loan. There was no modification to the maturity dates or any other significant terms of the debt agreements. Pursuant to the amended mezzanine loan and security agreement, we issued additional warrants to our lender to purchase 50,000 shares of common stock at $15.18 per share. This additional draw under the mezzanine loan and security agreement of $5.0 million occurred on February 12, 2015.

On March 20, 2015 and March 30, 2015, we repaid the first and second tranches of the amended mezzanine loan and security agreement totaling $15.0 million. As of March 31, 2015, the 2015 term loan of $5.0 million was the only outstanding principal balance related to the mezzanine loan and security agreement, as amended. As described below, the remaining term loan of $5.0 million was repaid on April 1, 2015.

As of March 31, 2015, we were in compliance with the covenants contained in each of the amended loan and security agreement and the amended mezzanine loan and security agreement.

The following table summarizes the outstanding balances related to the mezzanine loan and security agreement and the loan and security agreement, as amended, as of March 31 (in thousands):

2015
Amended Mezzanine Loan and Security Agreement	$5,000
Discount on Amended Mezzanine Loan and Security Agreement	(316)
Amended New Revolving Line of Credit	23,650
Total	$28,334

Subsequent to March 31, 2015, on April 1, 2015, we repaid the 2015 term loan which represented the remaining $5.0 million principal balance on the amended mezzanine loan and security agreement.  As of that date, we had no outstanding principal balances related to this agreement.

Working Capital

The following table summarizes our cash and cash equivalents, accounts receivable, working capital and cash flows for the periods indicated (in thousands):

	As of and for the
	Three Months Ended
	March 31,
	2014	2015
Cash and cash equivalents	$6,178	$65,333
Accounts receivable, net	$20,336	$31,634
Working capital	$16,594	$72,474
Cash (used in) provided by:
Operating activities	$(2,122)	$1,756
Investing activities	$(1,119)	$(2,822)
Financing activities	$614	$53,452

Our cash and cash equivalents at March 31, 2015 was held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts that are currently providing only a minimal return. We maintain minimal cash and cash equivalents outside of the United States. As of March 31, 2015, we had no undistributed earnings of our foreign subsidiary and intend to permanently reinvest any future foreign earnings.

Cash Flows

Operating Activities

Cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and corporate infrastructure to support the increase in revenue and anticipated growth of our business. Cash used in operating activities has typically been generated from net losses and further increased by changes in our working capital, particularly in the areas of accounts receivable, accounts payable and accrued liabilities, adjusted for non‑cash items such as depreciation and amortization expense and stock‑based compensation expense.

Our accounts receivable collection cycles can vary from period to period based on common payment practices employed by advertising agencies. However, our agreements with RTB exchanges typically are based on standard payment terms. As a result, the timing of cash receipts and vendor payments can significantly impact our cash used in operations for any period presented. During the fourth quarter of each fiscal year, our working capital needs may increase due to the seasonality of our business. This increase is driven by the fact that we have to make timely payments to RTB exchanges and other vendors, but customer payments may be delayed beyond the contractual terms of the customers’ invoices.

For the three months ended March 31, 2014, our net cash used in operating activities of $2.1 million consisted primarily of a net loss of $4.2 million, offset by $1.1 million of cash provided by changes in working capital and $1.0 million in adjustments for non‑cash items. Adjustments for non‑cash items primarily consisted of depreciation and amortization expense of $0.7 million and non‑cash stock‑based compensation expense of approximately $0.2 million. For the three months ended March 31, 2014, changes in working capital consisted primarily of a decrease in accounts payable and accrued expenses and other current liabilities of $1.3 million and $0.6 million, respectively, primarily driven by additional operating costs, legal, audit, consulting and other costs during the period to support our growth and an increase in prepaid expenses and other current assets of $0.9 million. This decrease was offset by increases in operating cash flow due to a $3.9 million decrease in accounts receivable as a result of improved collections subsequent to increased advertising activity during the holiday season.

For the three months ended March 31, 2015, our net cash provided by operating activities of $1.8 million consisted primarily of a net loss of $8.1 million, offset by $7.3 million of cash provided by changes in working capital and $2.2 million in adjustments for non‑cash items. Adjustments for non‑cash items primarily consisted of depreciation and amortization expense of $1.2 million, non‑cash stock‑based compensation expense of approximately $0.6 million, change in the fair value of warrants of $0.5 million and debt related amortization of $0.9 million. For the three months ended March 31, 2015, changes in working capital consisted primarily of a decrease in accounts payable of $5.0 million primarily driven by additional operating costs, legal, audit, consulting and other costs during the period to support our growth and an increase in prepaid expenses and other current assets of $0.3 million. This decrease was offset by increases in operating cash flow due to a $9.7 million decrease in accounts receivable as a result of improved collections subsequent to increased advertising activity during the holiday season and an increase in accrued expenses and other current liabilities of $2.9 million primarily driven by additional operating costs, legal, audit, consulting and other costs.

Investing Activities

During the three months ended March 31, 2014 and 2015, investing activities consisted primarily of purchases of property and equipment to support our growth as well as capitalized internal‑use software development costs and changes to restricted cash. Purchases of property and equipment may vary from period‑to‑period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our internal‑use software platform. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future.

Financing Activities

Prior to our initial public offering, financing activities have consisted primarily of net proceeds from the issuance of convertible preferred stock, net borrowings under our credit facilities and proceeds from the exercise of stock options and convertible preferred stock warrants.

For the three months ended March 31, 2014, net cash provided by financing activities was $0.6 million. For the three months ended March 31, 2015, net cash provided by financing activities was $53.5 million related primarily to our public offering. The price of the shares sold in the public offering was $11.50 per share with a total of 6,500,000 shares. Net proceeds to us were $69.5 million, after deducting underwriting discounts and commissions, and before deducting offering expenses of $3.8 million. This increase in cash provided from financing activities was offset by repayments of our debt balances of $16.3 million.

Operating and Capital Expenditure Requirements

We believe that our existing cash balances, together with the available borrowing capacity under our revolving line of credit, will be sufficient to meet our anticipated cash requirements through at least the next 12 months.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding debt facilities, non‑cancelable leases for our office space and computer equipment and purchase commitments for our co‑location and other support services.

The following table summarizes these contractual obligations at March 31, 2015. Future events could cause actual payments to differ from these estimates.

	Payment Due by Period
		Less than			More than
Contractual Obligations(1)	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Long-term debt:
Amended Mezzanine Loan and Security Agreement	$5,000	$—	$5,000	$—	$—
Amended New Revolving Line of Credit	23,650	—	23,650	—	—
Interest payments	2,199	1,344	855	—	—
Operating lease obligations	6,906	1,725	3,127	1,953	101
Purchase commitments	2,661	2,125	536	—	—
Total contractual obligations	$40,416	$5,194	$33,168	$1,953	$101

(1)	Interest payment projections on our loan and security agreement assume that we will not incur a material change in our outstanding borrowing and a maturity date of June 12, 2016.

On February 12, 2015, we amended our loan and security agreement and mezzanine loan and security agreement. The revolving line of credit was increased by $5.0 million to $35.0 million. As amended, the mezzanine loan and security agreement includes an additional $5.0 million term loan. There was no modification to the maturity dates or any other significant terms of the debt agreements. This additional draw under the mezzanine loan and security agreement of $5.0 million occurred on February 12, 2015.

On March 20, 2015 and March 30, 2015, we repaid the first and second tranches of the amended mezzanine loan and security agreement totaling $15.0 million. As of March 31, 2015, the 2015 term loan of $5.0 million, borrowed in February 2015, was the only outstanding principal balance related to the amended mezzanine loan and security agreement.

Subsequent to March 31, 2015, on April 1, 2015, we repaid the 2015 term loan which represented the remaining $5.0 million principal balance on the amended mezzanine loan and security agreement.  As of that date, we had no outstanding principal balances related to this agreement.

Off‑Balance Sheet Arrangements

As of March 31, 2015, we did not have any off‑balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements, we believe that the assumptions and estimates associated with revenue recognition, accounts receivable and allowances for doubtful accounts, internal‑use software development costs, and stock‑based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our prospectus dated March 5, 2015, filed with the SEC on March 6, 2015, pursuant to Rule 424(b)(4) under the Securities Act.

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2013‑11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance provides financial statement presentation guidance on whether an unrecognized tax benefit must be presented as either a reduction to a deferred tax asset or separately as a liability. We adopted ASU 2013‑11 effective January 1, 2014. The adoption of this pronouncement did not have a material impact on our consolidated results of operations, financial position or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers. This guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014‑09 is effective for interim or annual periods beginning after December 15, 2016. We plan to adopt ASU 2014‑09 as of January 1, 2017. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated results of operations, financial position and cash flows.

In August 2014, the FASB issued ASU 2014‑15, Presentation of Financial Statements—Going Concern. This guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014‑15 is effective for interim or annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and are currently evaluating the impact of the adoption of this guidance on our consolidated results of operations, financial position and cash flows.

In February 2015, the FASB issued ASU 2015‑02, Consolidation. This guidance applies to reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments (1) modify whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership and (3) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. ASU 2015‑02 is effective in the first interim period beginning on or after December 15, 2015, and entities have the option of using the full retrospective or modified retrospective application to adopt the standard.  We are currently evaluating the impact of the adoption of this guidance on our consolidated results of operations, financial position and cash flows.

In April 2015, the FASB issued ASU 2015‑03, Interest –Imputation of Interest. This accounting standards update is to simplify the presentation of debt issuance cost.  The new guidance requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts.  The accounting standards update does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015‑03 is effective in the first interim period beginning on or after December 15, 2015, and must be applied on a retrospective basis.  We are currently evaluating the impact of the adoption of this guidance on our consolidated results of operations, financial position and cash flows.

In April 2015, the FASB issued ASU 2015‑05, Intangibles –Goodwill and Other –Internal-Use Software. This accounting standards update is to provide guidance about a customer’s accounting for fees paid in a cloud computing arrangement.  The new guidance notes that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  ASU 2015‑03 is effective in the first interim period beginning on or after December 15, 2015, and can be applied retrospectively or prospectively.  We are currently evaluating the impact of the adoption of this guidance on our consolidated results of operations, financial position and cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage the risks described below.

Interest Rate Sensitivity

We are subject to interest rate risk in connection with our $23.7 million outstanding under the amended loan and security agreement as of March 31, 2015. Borrowings under this agreement are subject to interest, charged at the prime referenced rate plus a potential applicable margin of 1.00%. Assuming our outstanding debt remains consistent with the outstanding balance reported as of March 31, 2015, a 100‑basis point change to the interest rate would result in an approximate $0.2 million change in our annual interest expense on our outstanding borrowings. The interest rate on the outstanding borrowings under the amended mezzanine loan and security agreement as of March 31, 2015 is fixed at 11.50%.

Concentration Risk

Our cash and cash equivalents as of March 31, 2015 are held at financial institutions that management believes to be of high credit quality. While we maintain our balances in several FDIC insured operating accounts, our cash accounts exceed federally insured limits. Our concentration of our operating capital could harm our business, financial condition and results of operations.

Foreign Currency Exchange Risk

Substantially all of our revenue and operating expenses are denominated in U.S. dollars. Therefore, we do not believe that our exposure to foreign currency exchange risk is material to our business, financial condition or results of operations. If a significant portion of our revenue and operating expenses becomes denominated in currencies other than U.S. dollars, we may not be able to effectively manage this risk, and our business, financial condition and results of operations could be adversely affected by translation and by transactional foreign currency conversions.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are involved in legal proceedings and subject to claims incident to the ordinary course of business. Although the results of legal proceedings and claims cannot be predicted with certainty, we believe we are not currently party to any legal proceedings the outcome of which, if determined adversely to us, would individually or taken together have a material effect on our business, operating results, cash flows or financial condition. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A.  Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business and Industry

Our limited operating history makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.

We commenced operations in 2006 and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we have experienced substantial revenue growth in recent years, we may not be able to sustain this rate of growth or even maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries. Our and our business prospects will depend in large part on our ability to:

•	build a reputation for a superior solution and create trust and long‑term relationships with customers and advertising agencies;
•	distinguish ourselves from competitors in our industry;
•	develop and offer a competitive technology platform and offerings that meet our customers’ evolving needs;
•	maintain and expand our relationships with the real‑time bidding, or RTB, exchanges through which we execute our customers’ digital marketing campaigns;
•	respond to evolving industry standards and government regulations that impact our business, particularly in the areas of data collection and consumer privacy;
•	prevent or otherwise mitigate failures or breaches of security or privacy;
•	expand our business internationally; and
•	attract, hire, integrate and retain qualified and motivated employees.

We may need to adapt our current operations to scale our business and achieve long‑term profitability. If we are unable to meet one or more of these objectives or fail to implement these changes effectively and on a timely basis, or if we are unable to implement them at all, our revenue may decline, we may not be able to achieve further growth or long‑term profitability and our business may suffer.

We have a history of losses, we expect our operating expenses to continue to increase substantially and we may not achieve or sustain profitability in the future.

We incurred net losses of $6.8 million, $0.2 million and $13.0 million in 2012, 2013 and 2014, respectively, and a net loss of $8.1 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $37.0 million. Although our revenue has increased significantly in recent periods, we may not be able to achieve or sustain profitability or this revenue growth rate. In addition, our operating expenses have increased with our revenue growth and we expect our traffic acquisition costs and operating expenses to continue to increase substantially as we expand our business, including adding sales, marketing and related support employees in existing and new territories, engineering employees to support continued investments in our technology platform and general and administrative employees to support our growth and expansion as well as our transition to being a public company. If we do not achieve and sustain profitability, our revenue growth rate declines or our expenses exceed expectations, our financial performance will be adversely affected.

If the MaxPoint Intelligence Platform does not accurately predict the most likely local buyers for specific products, we could lose revenue, which would have a material adverse impact on our operating results and financial condition.

Our solution depends on the ability of the MaxPoint Intelligence Platform to accurately predict the most likely communities of local buyers for specific products and to serve advertisements for those products to those communities. We do not have long‑term commitments from our customers and it is relatively easy for our customers or the advertising agencies acting on their behalf to seek alternative providers of digital marketing solutions, as there are no significant switching costs. Thus, we must continuously deliver satisfactory results for our customers to maintain and increase revenue, which depends in part on the continued performance of the MaxPoint Intelligence Platform. Our failure to continuously innovate and improve on the algorithms underlying the MaxPoint Intelligence Platform could result in poor performance, which could in turn result in our customers ceasing to use our solution, which would have a material adverse impact on our operating results and financial condition.

Our operating results fluctuate, which make our future results difficult to predict and could cause our operating results to fall below analysts’ and investors’ expectations.

Our quarterly and annual operating results have fluctuated in the past, and we expect this to continue for the foreseeable future. These fluctuations could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our common stock. Because our business is evolving rapidly, our historical operating results may not be useful in predicting our future operating results. Factors that may increase the volatility of our operating results include the factors set forth in this “Risk Factors” section, as well as the following:

•

changes in the economic prospects of our customers or the economy generally, which could alter current or prospective customers’ spending priorities, or increase the time or costs required to complete sales;

•	changes in demand for and pricing of our MaxPoint Intelligence Platform;
•	the impact of macroeconomic factors and seasonality on our customers’ businesses and budgets for digital marketing campaigns, particularly our consumer product and retail customers;
•	unpredictable sales cycles;
•	changes in our pricing policies, or the pricing policies of our competitors, RTB exchanges or other third‑party service providers;

•	the addition or loss of customers;
•	the growth or reduction of business with current customers or advertising agencies that act on their behalf;
•	changes in our customers’ advertising budget allocations, agency affiliations or marketing strategies;
•	changes and uncertainty in the regulatory environment for us or our customers;
•	changes in the availability of media inventory through RTB exchanges;
•	the introduction of new technologies, products or service offerings by our competitors;
•	changes in our operating expenses and capital expenditures; and
•	costs related to acquisitions of people, businesses or technologies.

Based upon all of the factors described above, many of which are beyond our control, and others that we may not anticipate, we have a limited ability to forecast our future revenue, costs and expenses, and as a result, our operating results may fall below our estimates or the expectations of securities analysts and investors.

If we are unable to attract new customers or our existing customers do not allocate a greater portion of their marketing spend to us, our revenue growth will be adversely affected.

To sustain or increase our revenue, we must add new customers and encourage existing customers to allocate a greater portion of their marketing spend to us. As the digital advertising industry matures and competitors introduce lower cost or differentiated products or services, our ability to sell our solution could be impaired. Even after a successful digital marketing campaign or series of campaigns with an existing customer, we frequently must compete to win further business from that customer. We may reach a point of saturation where we cannot continue to grow our revenue from existing customers because of, among other things, internal limits that they may place on their advertising budgets for digital media, particular digital marketing campaigns, local advertising or a particular provider. If we are unable to attract new customers or obtain new business from existing customers, our revenue, growth and business will be adversely affected.

If we fail to develop new solutions and services or enhance our existing solution and services, we may not attract and retain customers, and our revenue and results of operations may decline.

We compete for customers that want to execute digital marketing campaigns. Our industry is subject to rapid changes in standards, technologies, products and service offerings, as well as advertiser expectations. We continuously need to develop new solutions and services and enhance our existing solution and services to meet advertiser demands and respond to industry changes. New customer demands, superior competitive offerings or new industry standards could render our existing solution unattractive, unmarketable or obsolete and require us to make substantial changes to our technology platform or business model. Our failure to adapt to a rapidly changing market or to anticipate customer demand could harm our business and our financial performance.

If we do not manage our growth effectively, the quality of our solution may suffer, and our operating results may be negatively affected.

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management, operational and financial infrastructure. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our IT systems, financial and administrative systems and controls. We must also continue to manage our employees, operations, finances, research and development and capital investments efficiently. Our productivity and the quality of our solution may be adversely affected if we do not integrate and train our new employees, particularly our sales and account management personnel, quickly and effectively. If we continue our rapid growth, we may incur significant additional expenses, and our growth may continue to strain our management, resources, infrastructure and ability to maintain the quality of our solution. If the current and future members of our management team do not effectively scale with our growth, the quality of our solution may suffer and our corporate culture may be harmed. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our results of operations and financial condition.

We may not be able to compete successfully against current and future competitors, which may result in declining revenue or inability to grow our business.

Competition for our customers’ advertising budgets is intense, and we expect competition to increase in the future with more advertising occurring online. Our principal competition includes traditional advertising and direct marketing companies, such as Gannett Company, Inc., The McClatchy Company, News America Marketing, Valassis Communications, Inc. and Valpak Direct Marketing Systems, Inc. In addition, we compete or may compete with:

•	companies that offer demand‑side platforms that allow customers to purchase inventory directly from RTB exchanges or other third parties;
•	advertising networks and advertising agencies;
•	traditional advertising channels, such as television, radio and print;
•	services offered through large online portals, such as Yahoo! Inc. and Google Inc.;
•	companies providing online search advertising, for which we do not offer a solution; and
•	technology companies providing online marketing platforms focused on local businesses.

Many current and potential competitors have advantages, such as longer operating histories, greater name recognition, larger customer bases, greater access to media inventory, more access to Internet user data and significantly greater financial, technical, sales and marketing resources. Increased competition may result in reduced pricing for our solution, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.

We have historically relied, and expect to continue to rely, on a small number of customers for a substantial majority of our revenue, and the loss of any of these customers may significantly harm our business, results of operations and financial condition.

Our customers are primarily enterprises with national brands in a number of industries. We sell our solution either directly to our customers or through advertising agencies that act on behalf of our customers. A relatively small number of customers have historically accounted for a substantial majority of our revenue. For the years ended December 31, 2012, 2013 and 2014, our top ten customers accounted for approximately 32%, 36% and 30% of our revenue, respectively. For the years ended December 31, 2012, 2013 and 2014, no single customer represented more than 10% of our revenue. We expect that we will continue to depend upon a relatively small number of customers for a substantial majority of our revenue for the foreseeable future while we continue to broaden our customer base. As a result, if we fail to successfully attract or retain customers, or if existing customers reduce or delay their marketing spend with us, our business, results of operations and financial condition would be harmed. Moreover, a significant portion of our customers’ products are purchased at a limited number of large national retailers. Any material decline in these customers’ sales at the physical retail locations of these large national retailers may adversely impact our business.

We rely on advertising agencies that act on behalf of our customers for a substantial majority of our revenue. The loss of any such relationships or increased competition from such advertising agencies or agency trading desks could materially harm our business.

We rely on advertising agencies that act on behalf of our customers for a substantial majority of our revenue. Multiple advertising agencies operating within four global advertising networks represented numerous customers accounting for approximately 10%, 10%, 13% and 16% of our revenue, respectively, for the year ended December 31, 2014. In addition, for reasons specific to individual agencies, some agencies may not recommend us to the national brands they represent, even if our solution is more effective than alternative solutions. Certain of those agencies are creating their own competitive solutions, referred to as agency trading desks. If the agency trading desks are successful in leveraging agency relationships with our customers, we may be unable to compete successfully even if our solution is more effective.

Potential “Do Not Track” standards or government regulation could negatively impact our business by limiting our access to the anonymous user data that the MaxPoint Intelligence Platform uses to predict local purchase demand and execute the digital marketing campaigns we run, and as a result may degrade our performance for our customers, which, in turn, may have a material adverse effect on our business.

As the use of cookies and other tracking mechanisms has received ongoing media attention, and some government regulators and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have website browsing recorded. In 2010, the Federal Trade Commission, or FTC, issued a staff report criticizing the advertising industry’s self‑regulatory efforts as too slow and lacking adequate consumer protections. The FTC emphasized a need for simplified notice, choice and transparency to consumers regarding collection, use and sharing of data, and it suggested implementing a “Do Not Track” browser setting that allows consumers to choose whether to allow “tracking” of their online browsing activities. For example, in a 2012 report, the FTC encouraged continued improvements in consumer choice with respect to behavioral advertising and full implementation of a “Do Not Track” mechanism. All of the major Internet browsers have implemented some version of a “Do Not Track” setting. Microsoft’s Internet Explorer 10 includes a “Do Not Track” setting that is selected by default. However, there is no definition of “tracking,” no clarity as to the specific technologies or practices that would be affected, no consensus regarding what message is conveyed by a “Do Not Track” setting and no industry standards regarding how to respond to a “Do Not Track” preference. The World Wide Web Consortium chartered a “Tracking Protection Working Group” in 2011 to convene a multi‑stakeholder group of academics, thought leaders, companies, industry groups and consumer advocacy organizations, to create a voluntary “Do Not Track” standard for the web. The group has yet to agree upon a standard. The FTC has stated that it will pursue a legislative solution if the industry cannot agree upon a standard. The “Do‑Not‑Track Online Act of 2013” was introduced in the United States Senate in February 2013, and similar legislation has been and could be introduced at the federal and state levels. If a “Do Not Track” browser setting is adopted by many Internet users, and the standard either imposed by state or federal legislation, or agreed upon by standard setting groups, prohibits us from using non‑personal data as we currently do, then that could hinder growth of advertising and content production on the web generally, cause us to change our business practices and have a material adverse effect on our business.

Furthermore, in the European Union, or E.U., Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs E.U. member states to ensure that accessing information on an Internet user’s computer, such as through a cookie or other tracking mechanism, is allowed only if the Internet user has given his or her consent. In response, member states have adopted and implemented, and may continue to adopt and implement further legislation that negatively impacts the use of cookies and other tracking mechanisms for online advertising. Limitations on the use or effectiveness of cookies, whether imposed by E.U. member state implementation of the Cookie Directive or otherwise, may impact the performance of our solution, cause us to change our business practices and have an adverse effect on our business.

Legislation and regulation of online businesses, including privacy and data protection regimes, could create unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our technology platform or business model, which may have a material adverse effect on our business.

Legislation and government regulation, including laws and regulations that limit our ability to collect and analyze the data we use in our MaxPoint Intelligence Platform, could adversely affect our business and operating results. U.S. and foreign governments have enacted or are considering legislation related to online advertising, and we expect to see an increase in legislation and regulation related to advertising online, the use of geolocation data to inform advertising, the collection and use of anonymous Internet user data and unique device or other identifiers (such as IP addresses or mobile device identifiers), and other data protection and privacy regulation. Such legislation or regulation could affect the costs of doing business online, and may adversely affect the demand for our solution or otherwise harm our business, results of operations, and financial condition. For example, a wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. While we do not collect data that traditionally has been considered personal data by U.S. regulators (such as name, email address, address, phone numbers, social security numbers, credit card numbers or individualized financial or health data), we typically do collect and store IP addresses, device identifiers, geolocation information, cookie data and other data that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. Evolving and changing definitions of personal data, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine or device identifiers, location data, and other information, have in the past, and may cause us in the future, to change our business practices, or may limit or inhibit our ability to operate or expand our business. Similarly, the law is unsettled concerning the definition and permissible uses of “sensitive” data, including with respect to certain financial, geolocation and health data. Regulators and legislators have proposed additional limitations on the collection and use of such data, which could have a material adverse effect on our business. More generally, data protection and privacy‑related laws and regulations are evolving and may result in ever‑increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

In addition, data security is of increasing concern to U.S., state and foreign regulators and, as a result, the legal standards for data security and the consequences for violating those standards continue to evolve. And the threat posed by cyber‑attacks and data breaches continues to grow. While we take measures to protect the security of information that we collect, use, and disclose in the operation of our business, and to offer certain privacy protections with respect to such information, such measures may not always be effective. In addition, while we take steps to avoid collecting personally identifiable data about consumers, we may inadvertently receive this information from customers or from the advertising agencies that act on their behalf or through the process of delivering advertising.

In the United States, our privacy, data security and handling practices are subject to regulation at both the federal and state level, and the FTC and many states actively enforce against unfair and deceptive trade practices, including the violation of privacy policies and representations. Outside of the United States, our privacy and data handling practices are subject to regulation by data protection authorities and other regulators in the countries in which we do business. Our failure to comply with applicable laws and regulations concerning privacy or data security, or to protect personal data, could result in enforcement action against us, including fines, imprisonment of our officers, and public censure; claims for damages by consumers and other affected individuals; damage to our reputation; and loss of goodwill, any of which could have a material adverse impact on our results of operations, financial performance, and business. Moreover, even the perception of privacy or security concerns, whether or not valid, may harm our reputation and inhibit adoption of our solution by current and future customers or the advertising agencies that act on their behalf.

Our ability to generate revenue depends on our collection of significant amounts of data from various sources.

Our ability to deliver our business intelligence and marketing automation software solution depends on our ability to successfully leverage significant amounts of data, including data that we collect from our customers and acquire from third parties, as well as raw data captured by our proprietary consumer purchase intent model. The foundation of our local targeting is our proprietary Digital Zip architecture, a digital grid of households organized into over 44,000 specific neighborhoods, or Digital Zips. We create a profile for each Digital Zip by using third‑party data and proprietary data captured by our consumer purchase intent model, including IP addresses and consumer online browsing data, and any limit to our access or use of these types of data could impact our ability to match the most likely community of local buyers with specific products, which could have an adverse effect on our ability to successfully execute our customers’ digital marketing campaigns on a real‑time basis. Our customers often share with us enterprise data, such as point of sale and spending information, and certain customers provide us with supply chain management and customer relationship management, or CRM, data. If our enterprise customers do not share their data, our ability to scale and provide our solution could be adversely affected. In addition, our ability to successfully leverage vast amounts of data is dependent upon our continued ability to access and utilize up‑to‑date data. Our ability to access and use such data could be restricted by a number of factors, including consumer choice, restrictions imposed by our customers, changes in technology and new developments in laws, regulations and industry standards. If the data we utilize is out‑of‑date or stale, our predictions, recommendations and business intelligence will be ineffective and our reputation will suffer. Further, we sometimes use cookies and other tracking mechanisms to deliver our solution, and certain web browsers, including Safari, currently block or are planning to block some or all third‑party cookies by default. As a result, we could be blocked from serving advertisements on the basis of cookies to users that utilize web browsers that block third‑party cookies. Any limitation on our ability to collect data would make it more difficult for us to deliver effective solutions that meet the needs of national brands. This, in turn, could adversely affect our business and operating results.

We may experience outages and disruptions of our services or experience data security incidents if we fail to maintain adequate security and supporting infrastructure our systems, which may harm our brand and reputation, result in regulatory enforcement, actions or litigation and negatively impact our revenue and results of operations.

Creating the appropriate support for our technology platform, including storing large amounts of data and managing our computational infrastructure, is expensive and complex, and our failure to create and maintain such support, particularly as we scale our system to support the growth in our business, could result in operational inefficiencies, disruptions or failures and increased vulnerability to cyber‑attacks. Cyber‑attacks could diminish the quality of our services and our performance for customers. Cyber‑attacks could include denial‑of‑service attacks impacting service availability (including the ability to deliver advertisements) and reliability; the exploitation of software vulnerabilities in Internet‑facing applications; social engineering of system administrators (tricking company employees into releasing control of their systems to a hacker) or the introduction of computer viruses or malware into our systems with a view to steal confidential or proprietary data. Cyber‑attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and our data or our customers’ data. In addition, we are vulnerable to unintentional errors or malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, or unintentionally or intentionally alter parameters or otherwise interfere with the intended operations of our platform. The steps we take to increase the reliability, integrity and security of our systems as they scale may be expensive and may not prevent system failures or unintended vulnerabilities resulting from the increasing number of persons with access to our systems, complex interactions within our technology platform, the increasing number of connections with third‑party partners and vendors’ technology and the increasing volume of data analyzed by our systems. If we experience a security incident involving consumer data, or we do not comply with legal requirements or industry standards concerning data security, we could face regulatory enforcement actions or private litigation. Operational errors or failures or successful cyber‑attacks also could result in damage to our reputation and loss of customers and other business partners which could harm our business. In addition, we could be adversely impacted by outages and disruptions in the online platforms of our key business partners, such as the RTB exchanges, which we rely upon for access to inventory.

We use co‑location facilities to deliver our services. Any disruption of service at these facilities could harm our business.

We maintain servers at co‑location facilities in San Jose, California; Somerset, New Jersey; Morrisville, North Carolina; Austin, Texas; and Amsterdam, the Netherlands, and expect to add other data centers at co‑location facilities in the future. Although we control the actual computers, networks and storage systems upon which our platform runs, and deploy them to the data center facilities, we do not control the operation of the facilities. The owners of the facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements on commercially reasonable terms, we may be required to transfer to a new facility or facilities, and we may incur significant costs and possible service interruption in connection with doing so.

The facilities are vulnerable to damage or service interruption resulting from human error, intentional bad acts, earthquakes, hurricanes, tornadoes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, any outages or vandalism or other misconduct, or a decision to close the facility without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. If we were to lose the data stored in any of our co‑location facilities, it could take several days, if not weeks, to recreate this data from multiple sources, which could result in significant negative impact on our business operations, and potential damage to our customer and advertising agency relationships. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time.

Any changes in service levels at the co‑location facilities or any errors, defects, disruptions or other performance problems at or related to the facilities that affect our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might reduce our revenue, subject us to potential liability, or result in reduced usage of our platform.

We also depend on third‑party Internet‑hosting providers and continuous and uninterrupted access to the Internet through third‑party bandwidth providers to operate our business. If we lose the services of one or more of our Internet‑ hosting or bandwidth providers for any reason or if their services are disrupted, for example due to viruses or “denial‑of‑service” or other attacks on their systems, or due to human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes or similar events, we could experience disruption in our ability to offer our solution or we could be required to retain the services of replacement providers, which could increase our operating costs and harm our business and reputation.

Changes in market standards applicable to our solution could require us to incur substantial additional development costs.

Market forces, competitors’ initiatives, regulatory authorities, industry organizations and security protocols are causing the emergence of demands and standards that are or could be applicable to our solution. We expect compliance with these kinds of standards to become increasingly important to our customers and the consumers they sell their products to, and conforming to these standards is expected to consume a substantial and increasing portion of our development resources. If our solution is not consistent with emerging standards, our market position and sales could be impaired. If we fail to conform with these standards, we will be at a disadvantage to our competitors, and we may face regulatory enforcement actions or private litigation.

Our historical revenue growth has masked seasonal fluctuations in advertising activity. As growth declines or seasonal patterns become more pronounced, seasonality could have a material impact on our results.

We expect our revenue, operating results, cash flow from operations and other key operating and performance metrics to vary from quarter to quarter in part due to the seasonal nature of our customers’ spending on digital marketing campaigns. For example, many advertisers tend to devote a significant portion of their advertising budgets to the fourth quarter of the calendar year to coincide with consumer holiday spending. Moreover, media inventory in the fourth quarter may be more expensive due to increased demand for media inventory. Our historical revenue growth has partially masked the impact of seasonality, but if our growth rate declines or seasonal spending by our customers on marketing campaigns becomes more pronounced, seasonality could have a material impact on our revenue, operating results, cash flow from operations and other key operating and performance metrics from period to period.

We do not have long‑term commitments from our customers, and we may not be able to retain customers or attract new customers to sustain or grow current revenue.

Most of our customers do business with us by placing insertion orders for particular digital marketing campaigns, either directly or through advertising agencies that act on their behalf. We rarely have any commitment from a customer beyond the campaign governed by a particular insertion order, and we frequently must compete to win further business from a customer. In accordance with the Interactive Advertising Bureau, or IAB, our insertion orders may also be cancelled by customers or their advertising agencies prior to the completion of the campaign without penalty. As a result, our success is dependent upon our ability to outperform our competitors and win repeat business from existing customers, while continually expanding the number of customers for which we provide services. Because we do not have long‑term agreements, we may not accurately predict future revenue streams, and we cannot guarantee that our current customers will continue to use our solution, or that we will be able to replace departing customers with new customers that provide us with comparable revenue.

If mobile connected devices, their operating systems or content distribution channels, including those controlled by our competitors, develop in ways that prevent our digital marketing campaigns from being delivered to the users of these devices, our ability to grow our business will be impaired.

Our success in the mobile channel depends upon the ability of our technology platform to integrate with mobile inventory suppliers and provide advertising for most mobile connected devices, as well as integrate with the major operating systems that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems is controlled by third parties with which we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to access specified content on mobile devices. If our solution is or becomes unable to work on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wishes to impair our ability to provide advertisements on them, our ability to generate revenue could be significantly harmed.

The digital advertising market is relatively new and dependent on growth in various digital advertising channels. If this market develops more slowly or differently than we expect, our business, growth prospects and financial condition would be adversely affected.

The digital advertising market is relatively new and our solution may not achieve or sustain high levels of demand and market acceptance. While display advertising has been used successfully for many years, marketing through new digital advertising channels, such as mobile, social media and digital video advertising, is not as well established. The future growth of our business depends not only on the growth of the digital display advertising market, but also the level of acceptance and expansion of emerging digital advertising channels. In addition, our growth will depend on the increased adoption by the advertising industry of automation in lieu of manual operations for order placement. Any expansion of the market for digital advertising solutions depends on a number of factors and the cost, performance and perceived value associated with digital advertising solutions. If demand for digital display advertising, the acceptance of emerging digital advertising channels and adoption of advertising automation does not continue to grow, or if digital advertising solutions or advertising automation do not achieve widespread adoption, our revenue and results of operations could be harmed.

We currently depend on display advertising. A decrease in the use of display advertising, or our inability to further penetrate display, mobile, social and video advertising channels would harm our business, growth prospects, operating results and financial condition.

Historically, our customers have predominantly used our solution for display advertising, and the substantial majority of our revenue is derived from advertisers, typically through their agencies, that use our solution for display advertising. We expect that display advertising will continue to be a primary channel for our customers. If our customers were to lose confidence in the value or effectiveness of display advertising, the demand for our solution may decline. In addition, our failure to achieve market acceptance of our solution for mobile, social and video advertising would harm our growth prospects, operating results and financial condition.

Our international expansion subjects us to additional costs and risks, may not yield returns in the foreseeable future, and may not be successful.

Currently, we have operations in the United Kingdom, which began in 2014. We expect to expand our international operations in the near future, and our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful.

Our international expansion presents challenges and risks to our business and requires significant attention from our management, finance, analytics, operations, sales and engineering teams to support digital marketing campaigns abroad. We may incur significant operating expenses as a result of our international expansion, and it may not be successful. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business abroad, may interfere with our ability to offer our solution competitively to customers in one or more countries, or at all, and may expose us or our employees to fines and penalties. Laws and regulations that may impact us include tax laws, employment laws, regulations related to data privacy and security, U.S. laws such as the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials and private entities, such as the U.K. Bribery Act. Violations of these laws or regulations could result in monetary damages, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business.

Our international business also subjects us to the impact of global and regional recessions and economic and political instability, costs and difficulties in managing a distributed workforce, potentially adverse tax consequences in the United States and abroad and restrictions on the repatriation of funds to the United States. Our failure to manage these risks and challenges successfully could materially and adversely affect our business, financial condition and results of operations.

If we fail to detect fraud or if we serve our customers’ advertisements on objectionable websites, our brand and reputation will suffer, which would negatively impact our business, financial condition and results of operations.

Our business depends in part on providing our customers with a service that they trust, and we have contractual commitments to take reasonable measures to prevent customers’ advertisements from appearing on undesirable websites or on certain websites that they identify. We use proprietary technology to detect click fraud and block inventory that we suspect to be fraudulent. We also use third‑party services in an effort to prevent our customers’ advertisements from appearing on undesirable websites. Preventing and combating fraud requires constant vigilance, and we may not always be successful in our efforts to do so. We may serve advertising on web sites that is objectionable to our customers, and we may lose the trust of our customers, which would harm our brand and reputation and negatively impact our business, financial condition and results of operations. We may also purchase inventory inadvertently that proves to be unacceptable for digital marketing campaigns, such as advertising inventory on objectionable or undesirable websites, in which case we would be responsible for the cost and could not bill that cost to any customer.

Our revenue could decline and our growth could be impeded if our access to quality media inventory or impressions is diminished or if we fail to acquire new media inventory or impressions.

Our success depends on our ability to secure quality media inventory on reasonable terms across a broad range of advertising networks and exchanges, including RTB exchanges, such as Google’s DoubleClick Ad Exchange, Rubicon Project, PubMatic and AppNexus, as well as suppliers of video and mobile inventory.

The amount, quality and cost of inventory and impressions available to us can change at any time. For the year ended December 31, 2014, four RTB exchanges each provided 10% or more of our total impression purchases. These four exchanges together accounted for approximately 95% of our total impression purchases, with the largest exchange accounting for approximately 27%. If we are not able to access the impressions on any of these exchanges due to a change in our relationship with that exchange or the exchange’s financial difficulty, our revenue could decline and growth could be impeded.

Our media inventory suppliers are generally not bound by long‑term agreements. As a result, there is no guarantee that we will have access to a consistent supply of quality inventory. Moreover, the number of competing intermediaries that purchase advertising inventory from RTB exchanges continues to increase, which could put upward pressure on inventory costs. If we are unable to compete favorably for media inventory available on RTB exchanges, or if RTB exchanges decide not to make their media inventory available to us, we may not be able to place advertisements at competitive rates or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner.

Suppliers control the real‑time bidding process for the inventory they supply, and their processes may not always work in our favor. For example, suppliers may place restrictions on the use of their inventory, including prohibiting the placement of advertisements on behalf of certain customers. Through the bidding process, we may not win the media inventory that we have selected and may not be able to replace media inventory that is no longer made available to us. Moreover, any material changes to, or the disappearance of, the real‑time bidding ecosystem could negatively impact our business by limiting our ability to target and selectively purchase impressions.

If we are unable to maintain a consistent supply of quality media inventory for any reason, our business, customer retention and loyalty, financial condition and results of operations could be harmed.

Our sales and marketing efforts require significant investment, which may not yield returns in the foreseeable future, if at all.

We have invested significant resources in our sales and marketing teams to educate potential and prospective customers, either directly or through the advertising agencies that act on their behalf, about the value of our solution. We are often required to explain how our solution can optimize digital marketing campaigns in real time. We often spend substantial time and resources responding to requests for proposals from potential customers or their advertising agencies, including developing material specific to the needs of such potential customers. We may not be successful in attracting new customers despite our investment in our business development, sales and marketing organizations.

Our sales cycle can be unpredictable, which may cause our operating results to fluctuate.

The sales cycle for our solution, from initial contact with a potential lead to agreement execution and implementation, varies widely by customer, and typically ranges from one to six months. Some of our customers undertake an evaluation process that involves not only our solution but also those of our competitors, which can delay purchase decisions. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our solution. If sales expected from a customer are not realized in the time period expected or not realized at all, or if a customer terminates its agreement with us, our business, operating results and financial condition could be adversely affected.

If we do not effectively grow and train our sales team, we may be unable to add new customers or increase sales to our existing customers and our business will be adversely affected.

We continue to be substantially dependent on our sales team to obtain new customers and to drive sales from our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and it may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales team will be new to the company and our solution. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, either directly or through advertising agencies that act on their behalf, our business will be adversely affected.

Economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations.

Our business depends on the overall demand for advertising and on the economic health of the national brands that are our current and prospective customers. Economic downturns or instability in political or market conditions may cause current or new customers to reduce their advertising budgets. Adverse economic conditions and general uncertainty about economic recovery are likely to affect our business prospects. Concern over such downturns or economic recovery could cause customers to delay, decrease or cancel purchases of our solution; and expose us to increased credit risk on customer orders, which, in turn, could negatively impact our business, financial condition and results of operations. In addition, concern over continued geopolitical turmoil in many parts of the world have and may continue to put pressure on global economic conditions, which could lead to reduced spending on advertising.

Failure to comply with industry self‑regulation could harm our reputation and our business.

We have committed to complying with the Network Advertising Initiative’s Code of Conduct and the Digital Advertising Alliance’s Self‑Regulatory Principles for Online Behavioral Advertising in the United States, as well as similar self‑regulatory principles in Europe adopted by the Interactive Advertising Bureau—Europe and the European Digital Advertising Alliance. If we make mistakes in the future, or our opt‑out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may, as a result, be subject to negative publicity, government investigation, government or private litigation, or investigation by self‑regulatory bodies or other accountability groups. Any such action against us could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources and be damaging to our reputation and our business.

Real or perceived errors or failures in our software and systems could adversely affect our operating results and growth prospects and could cause us reputational harm.

We depend upon the sustained and uninterrupted performance of our technology platform to: operate over a thousand digital marketing campaigns at any given time; manage our inventory supply; bid on inventory for each campaign; serve or direct a third party to serve advertising; collect, process and interpret data; optimize campaign performance in real time and provide billing information to our financial systems. If our technology platform cannot scale to meet demand, or if there are errors in our execution of any of these functions on our platform, then our business may be harmed. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made. We do not have the capability to test new releases or updates to our code on a small subset of digital marketing campaigns, which means that bugs or errors in code could impact all campaigns on our platform. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, we have experienced failures in our bidding system to recognize or respond to budget restrictions for digital marketing campaigns, resulting in overspending on media inventory, and we may in the future have failures in our systems that cause us to buy more media than our customers are contractually obligated to pay for, which could be costly and harm our operating results. Errors or failures in our software could also result in negative publicity, damage to our reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required or choose to expend additional resources to help mitigate any problems resulting from errors in our software. We may make errors in the measurement of our digital marketing campaigns causing discrepancies with our customers’ measurements leading to a lack in confidence in our technology platform. If measurement errors or discrepancies relate to marketing campaigns for which we have billed amounts to customers, we may have the need to provide the customer with “make‑goods,” or standard credits given to advertisers for campaigns that have not been delivered properly. Alleviating problems resulting from errors in our software could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which would adversely impact our financial position, results of operations and growth prospects.

Our future success depends on the continuing efforts of our key employees, including our three founders, Joseph Epperson, Gretchen Joyce and Kurt Carlson, and on our ability to hire, retain and motivate additional key employees.

Our future success depends heavily upon the continuing services of our key employees, including our three founders, Joseph Epperson, our president and chief executive officer, Gretchen Joyce, our chief operating officer, and Kurt Carlson, our chief technology officer, and on our ability to attract and retain members of our management team and other highly skilled employees, including software engineers, analytics and operations employees and sales professionals. The market for talent in our key areas of operations is intensely competitive. None of our founders or other key employees has an employment agreement for a specific term, and any of our employees may terminate his or her employment with us at any time.

New employees often require significant training and, in many cases, take significant time to achieve full productivity. As a result, we may incur significant costs to attract and retain employees, including salaries, benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled employees in those areas. We have little experience with recruiting outside of the United States, and may face additional challenges in attracting, integrating and retaining international employees.

We may require additional capital to support growth, and such capital might not be available on terms acceptable to us, if at all, which may in turn hamper our growth and adversely affect our business.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in additional public or private equity, equity‑linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be adversely affected.

Our corporate culture has contributed to our success, and if we cannot maintain it as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.

We are undergoing rapid growth. As of March 31, 2015, we had 351 employees in the United States and seven employees in the United Kingdom, compared with 213 employees in the United States and four employees in the United Kingdom as of March 31, 2014. We intend to further expand our overall headcount and operations both domestically and internationally, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, passion for customers and focus on execution, while facilitating knowledge sharing across our organization. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.

We rely on advertising agencies that act on behalf of our customers, and we incur the cost of a digital marketing campaign before we bill for our services. Potential delays in payment or non‑payment could have an adverse effect on our results of operations and financial condition.

A substantial majority of our revenue is sourced through advertising agencies, which act as agents for disclosed principals that are the advertisers. Typically, the advertising agency pays for our services once it has received payment from the advertiser for our services. However, we are obligated to pay for media inventory we have purchased from RTB exchanges before receiving such payments from the advertising agency. This delay in payment, which is typically more prolonged than the delay in payment we experience when we bill advertisers directly, could negatively impact our liquidity and financial condition. Contracting with these agencies could subject us to greater liquidity risk than when we contract with advertisers directly and to credit risk if an agency is unable to pay us once paid by the advertiser. These risks may vary depending on the nature of an advertising agency’s aggregated advertiser base and the related timing of payment to the agency by our customer. There can be no assurance that we will not experience significant delays in payment in the future. Our agreements with advertising agencies typically provide that if the advertiser does not pay the agency, the agency is not liable to us and we must seek payment solely from the advertiser. Any such delays in payment to the agency by our customer and any failure by the advertiser to pay the agency or the agency to pay us could have a material adverse effect on our results of operations.

Because we generally bill our customers over the term of the agreement, near‑term declines in new or renewed agreements generating revenue may not be reflected immediately in our operating results.

Most of our revenue in each quarter is derived from agreements entered into with our customers during the previous three months. Consequently, a decline in new or renewed customer agreements in any one quarter may not be fully reflected in our revenue for that quarter. Such declines, however, would negatively affect our revenue in future periods and the effect of significant downturns in sales and market acceptance of our solution, and potential changes in our rate of renewals or renewal terms, may not be fully reflected in our results of operations until future periods. In addition, we may be unable to adjust our cost structure rapidly enough, or at all, to take account of reduced revenue. Our business model also makes it difficult for us to rapidly increase our total revenue through additional sales in any period, as revenue from new customers must be earned over the applicable agreement term based on the value of their monthly advertising spend.

Fluctuations in the exchange rates of foreign currencies could negatively impact our financial results.

We expect international sales and operations to become an increasingly important part of our business. Such sales and operational expenses may be subject to unexpected regulatory requirements and other barriers. Any fluctuation in the exchange rates of these foreign currencies may negatively impact our business, financial condition and results of operations. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets. In addition, those activities may be limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses.

Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our solution without compensating us, thereby eroding our competitive advantages and harming our business.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected. We rely on trademark, copyright, trade secret and patent laws, confidentiality procedures and contractual provisions to protect our proprietary methods and technologies. Our patent strategy is still in its early stages and while we have a small number of pending patent applications, valid patents may not be issued from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or offerings and services. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time‑consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the recent America Invents Act, and other national governments and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain adequate patent protection, or to prevent third parties from infringing upon or misappropriating our intellectual property.

Unauthorized parties may attempt to copy aspects of our technology or obtain and use information that we regard as proprietary. We generally enter into confidentiality and/or license agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information. However, we cannot assure you that any steps taken by us will prevent misappropriation of our technology and proprietary information. Policing unauthorized use of our technology is difficult. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the United States, and mechanisms for enforcement of our proprietary rights in such countries may be inadequate. From time to time, legal action by us may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and the diversion of limited resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our proprietary rights (including aspects of our technology platform) we may find ourselves at a competitive disadvantage to others that have not incurred the same level of expense, time and effort to create and protect their intellectual property.

We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Third parties may assert claims of infringement of intellectual property rights in proprietary technology against us or against our customers for which we may be liable or have an indemnification obligation. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, limit our ability to use certain technologies and could distract our management from our business.

Although such third parties may offer a license to their technology, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In addition, some licenses may be non‑exclusive, and therefore our competitors may have access to the same technology licensed to us. Alternatively, we may be required to develop non‑infringing technology, which could require significant effort and expense and ultimately may not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from providing certain solutions or services or that requires us to pay substantial damages, including treble damages if we are found to have willfully infringed such claimant’s patents or copyrights, royalties or other fees. Any of these events could seriously harm our business, operating results and financial condition.

Our solution relies on third‑party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our solution or cause us to make generally available portions of our proprietary code.

Our platform relies on software licensed to us by third‑party authors under “open source” licenses. The use of open source software may entail greater risks than the use of third‑party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar solutions with lower development effort and time and ultimately put us at a competitive disadvantage.

Although we monitor our use of open source software to avoid subjecting our solution to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our services. Moreover, we cannot guarantee that our processes for controlling our use of open source software will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue operating our platform on terms that are not economically feasible, to re‑engineer our platform or the supporting computational infrastructure to discontinue use of certain code, or to make generally available, in source code form, portions of our proprietary code, any of which could adversely affect our business, operating results and financial condition.

Our growth depends, in part, on the success of our strategic relationships with third parties, including ready access to hardware in key locations to facilitate the delivery of our solution and reliable management of Internet traffic.

We anticipate that we will continue to depend on various third‑party relationships to grow our business. We continue to pursue additional relationships with third parties, such as technology and content providers, RTB exchanges, market research companies, co‑location facilities and other strategic partners. Identifying, negotiating and documenting relationships with third parties requires significant time and resources as does integrating third‑party data and services.

Our agreements with providers of technology, data, computer hardware, co‑location facilities and RTB exchanges are typically non‑exclusive, do not prohibit them from working with our competitors or from offering competing services and do not typically have minimum purchase commitments. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce purchases of our solution. In addition, these third parties may not perform as expected under our agreements with them, and we may have disagreements or disputes with such third parties, which could negatively affect our brand and reputation.

In particular, our continued growth depends on our ability to source computer hardware, including servers built to our specifications, and the ability to locate those servers and related hardware in co‑location facilities in the most desirable locations to facilitate the timely delivery of our services. Similarly, disruptions in the services provided at co‑location facilities that we rely upon can degrade the level of services that we can provide, which may harm our business. We also rely on our integration with many third‑party technology providers to execute our business on a daily basis. We must efficiently direct a large amount of network traffic to and from our servers to consider tens of billions of bid requests per day, and each bid typically must take place in approximately 100 milliseconds. We rely on a third‑party domain name service, or DNS, to direct traffic to our closest data center for efficient processing. If our DNS provider experiences disruptions or performance problems, this could result in inefficient balancing of traffic across our servers as well as impair or prevent web browser connectivity to our site, which may harm our business.

Legal claims resulting from the actions of our customers could damage our reputation and be costly to defend.

We do not independently verify whether the content of the advertisements we deliver is legally permitted. We receive representations from customers that the content of the advertising that we place on their behalf is lawful. We also rely on representations from our customers that they maintain adequate privacy policies that allow us to place cookies and other tracking mechanisms on their websites and collect data from users that visit those websites to aid in delivering our solution. If any of these representations are untrue and our customers do not abide by federal, state, local or foreign laws governing their content or privacy practices we may become subject to legal claims, we will be exposed to potential liability (for which we may or may not be indemnified), and our reputation may be damaged.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our solution or other contractual obligations. The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating results and financial condition.

We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations.

As part of our business strategy, we may make investments in or acquisitions of complementary companies, products or technologies. However, we have not made any acquisitions to date, and as a result, our ability as an organization to acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, the advertising agencies that represent them, and investors or could subject us to class action lawsuits that often follow public company acquisitions. In addition, if we are unsuccessful at integrating employees or technologies acquired, our revenue and results of operations could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired technology or employees, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of convertible debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations, could weaken our financial position and the agreements governing such indebtedness could include covenants or other restrictions that would impede our ability to manage our operations or pay dividends on our common stock.

If our assumptions or estimates relating to our critical accounting policies change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock‑based compensation, accrued liabilities and income taxes.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. At December 31, 2014, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $27.5 million, state NOLs of $16.3 million and foreign operating loss carry forwards of approximately $1.9 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe that we experienced an ownership change under Section 382 of the Code in prior years that may limit our ability to utilize a portion of the NOLs. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOLs may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We are subject to government regulations concerning our employees, including wage‑hour laws and taxes.

We are subject to applicable rules and regulations relating to our relationship with our employees, including health benefits, unemployment and similar taxes, overtime and working conditions, immigration status and classification of employee benefits for tax purposes. Legislated increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Moreover, we are subject to various laws and regulations in federal, state and foreign jurisdictions that impose varying rules and obligations on us with respect to the classification of employee benefits for income tax and other purposes and that require us to report and/or withhold in respect of such items. In addition, many employers nationally have been subject to actions brought by governmental agencies and private individuals under wage‑hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements and failure to pay overtime wages properly, with such actions sometimes brought as class actions, and these actions can result in material liabilities and expenses. Should we be subject to employment litigation, such as actions involving wage‑hour, overtime, break and working time, it may distract our management from business matters and result in increased labor costs.

We may be subject to governmental export, import and sanctions requirements that could subject us to liability or impair our ability to compete in international markets.

Our operations may be subject to U.S. export controls, including the Export Administration Regulations, or EAR, as well as economic sanctions enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC. To the extent that we export proprietary software that contains or is secured by encryption technology, the EAR may require us to meet various compliance responsibilities, including complying with encryption registration, classification requests, and export licensing requirements. Furthermore, EAR and OFAC compliance requirements prohibit the shipment of certain products and services to designated countries, entities and individuals targeted by U.S. sanctions. These EAR and OFAC obligations could impact our ability to pursue business opportunities outside the United States and subject us to liability for failure to meet applicable compliance requirements.

In addition, various foreign countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to deploy our technology or could limit our customers’ ability to use our solution in those countries. Changes in our technology or in applicable import and export regulations may create delays in the introduction or deployment of our technology in international markets, prevent our customers with international operations from using our solution globally or, in some cases, prevent certain transactions with designated countries, entities or individuals. Such changes in applicable import, export and sanctions laws, including possible shifts in the manner in which respective governments enforce such requirements, could result in decreased use of our solution by, or in our decreased ability to export our technology to, international markets. Any decreased use of our solution or limitation on our ability to export our technology or to sell our solution would likely adversely affect our business, financial condition and results of operations.

Our tax liabilities may be greater than anticipated.

The U.S. and non‑U.S. tax laws applicable to our business activities are subject to interpretation. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and sell our solution, the jurisdictions in which we operate, how tax authorities assess revenue‑based taxes such as sales and use taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may challenge our tax positions and methodologies for valuing developed technology or intercompany arrangements, as well as our positions regarding jurisdictions in which we are subject to certain taxes, which could expose us to additional taxes and increase our worldwide effective tax rate. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest, and penalties as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. An increase in our tax expense could have a negative effect on our financial position and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial position and results of operations.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and may be volatile and the value of your investment could decline.

The trading price of our common stock has been and may be volatile for the foreseeable future.  In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations. Factors that could cause fluctuations in the trading price of our common stock, in addition to those in this “Risk Factors” section, include the following:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;
•	fluctuations in the trading volume of our shares or the size of our public float;
•	actual or anticipated changes or fluctuations in our results of operations;
•	whether our results of operations meet the expectations of securities analysts or investors or those expectations change;
•	litigation involving us, our industry, or both;
•	regulatory developments in the United States, foreign countries, or both;
•	general economic conditions and trends;
•	major catastrophic events;
•	lock‑up releases and sales of large blocks of our common stock;
•	departures of key employees; or
•	an adverse impact on the company from any of the other risks cited in this report.

In addition, if the market for technology stocks or the stock market, in general, experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

Sales of substantial amounts of our common stock in the public markets, including when the “lock‑up” or “market standoff” period ends, or the perception that sales might occur, could reduce the price of our common stock and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Subject to certain exceptions, we and all of our directors and officers and substantially all of our stockholders have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock until September 2, 2015. When the lock‑up period expires, we and our locked‑up stockholders will be able to sell shares in the public market. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock‑up agreements prior to the expiration of the lock‑up period. Sales of a substantial number of such shares upon expiration of the lock-up period, or the perception that such sales may occur, or early release of the lock‑up, could cause our share price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Insiders will continue to have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors and executive officers and their affiliates, in the aggregate, beneficially own approximately 55% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2015. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We have broad discretion in the use of net proceeds that we received in our initial public offering, and if we do not use those proceeds effectively, your investment could be harmed.

We have used and intend to use the net proceeds from our initial public offering for general corporate purposes, including working capital, sales and marketing activities, engineering initiatives including enhancement of our solution, investment in technology and development and capital expenditures. We also may use a portion of the net proceeds from our initial public offering to acquire or invest in technologies, solutions or businesses that complement our business, although we have no present commitments. Accordingly, our management has broad discretion in the application of the net proceeds to us from our initial public offering. If we do not use the net proceeds that we received in our initial public offering effectively, our business, results of operations and financial condition could be harmed.

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes‑Oxley Act of 2002, or the Sarbanes‑Oxley Act, and the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations involves legal and financial compliance costs, makes some activities more difficult, time‑consuming or costly and increases demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

Being a public company and these rules and regulations may make it more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes‑Oxley Act and the rules and regulations of the New York Stock Exchange. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2016, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to this offering, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in producing accurate financial statements.

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. In addition, our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission, or SEC, or other regulatory authorities.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For so long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be until March 5, 2020. Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates adoption of such standards is required for non‑emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

If securities or industry analysts do not publish research or reports about our business, or publish unfavorable research reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us publishes unfavorable commentary about us or changes their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We do not intend to pay dividends for the foreseeable future and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases. In addition, each of our mezzanine loan and security agreement and our loan and security agreement, which we refer to as our credit facility agreements, contain restrictions on our ability to pay dividends.

Our credit facility agreements contain covenants that may restrict our business and financing activities.

Borrowings under our credit facility agreements are secured by substantially all of our assets. Our credit facility agreements also restrict our ability to, among other things:

•	dispose of or sell assets;
•	make material changes in our business or management;
•	consolidate or merge with or acquire other entities;
•	incur additional indebtedness;
•	incur liens on our assets;
•	pay dividends or make distributions on our capital stock;
•	make certain investments;
•	enter into transactions with our affiliates; and
•	make any payment in respect of any subordinated indebtedness.

These restrictions are subject to certain exceptions. In addition, our loan and security agreement requires us to maintain a minimum liquidity threshold, among other things.

The covenants in our credit facility agreements, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under our credit facility agreements. If not waived, future defaults could cause all of the outstanding indebtedness under our credit facility agreements to become immediately due and payable and terminate all commitments to extend further credit.

If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate our business.

Our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	a classified board of directors with three‑year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•

the ability of our board of directors to issue shares of convertible preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•

the requirement that a special meeting of stockholders may be called only by a majority vote of our entire board of directors, the chairman of our board of directors or our chief executive officer, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•

the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then‑outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business or our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt; and

•

advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold from January 1, 2015 to March 6, 2015 (the date of the filing of our registration statement on Form S-8) giving effect to a 1-for-2 reverse stock split, which occurred on February 20, 2015.

From January 1, 2015 to March 6, 2015 (the date of the filing of our registration statement on Form S-8), we granted options to purchase 163,250 shares of our common stock to employees under the 2010 Equity Incentive Plan, with a per share exercise price of $15.18. These grants were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

From January 1, 2015 through March 6, 2015 (the date of the filing of our registration statement on Form S-8), certain of our employees exercised options to purchase an aggregate of 148,983 shares of our common stock pursuant to options granted under our 2010 Equity Incentive Plan, with a weighted-average exercise price of $1.91 per share, for an aggregate purchase price of $285,086. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

From January 1, 2015 through March 6, 2015 (the date of the filing of our registration statement on Form S-8), we issued warrants to purchase 50,000 shares of our common stock at a per share price of $15.18 to our lender in connection with our credit facilities. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

(b) Use of Proceeds

On March 11, 2015, we consummated our initial public offering of 6,500,000 shares of our common stock at a public offering price of $11.50 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-201833), which was declared effective by the SEC on March 5, 2015. Goldman, Sachs & Co., Deutsche Bank Securities Inc. and Pacific Crest Securities LLC acted as joint book-running managers for the offering. The total gross proceeds from the offering to us were approximately $74.8 million. After deducting underwriting discounts and commissions of approximately $5.2 million and offering expenses payable by us of $3.8 million, we received $65.7 million. During the three months ended March 31, 2015 we repaid $15.0 million of long-term debt prior to maturity.  In addition, we repaid an additional $5.0 million of long-term debt prior to maturity on April 1, 2015.  We maintain the funds received in our operating cash accounts.

Item 3.  Default upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXPOINT INTERACTIVE, INC.

Date: May 13, 2015	By:	/ s / Joseph Epperson
	Name:	Joseph Epperson
	Title:	President, Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/ s / Brad Schomber
	Name:	Brad Schomber
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of MaxPoint Interactive, Inc.	8-K	001-36864	3.1	3/12/2015
3.2	Amended and Restated Bylaws of MaxPoint Interactive, Inc.	8-K	001-36864	3.2	3/12/2015
4.1	Form of Warrant to Purchase Common Stock	S-1	333-201833	4.3	2/3/2015
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-201833	10.1	2/17/2015
10.2	2015 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-201833	10.3	2/23/2015
10.3	2015 Employee Stock Purchase Plan.	S-1/A	333-201833	10.4	2/23/2015
10.4	Office Lease, dated May 6, 2013, by and among the Registrant and the party thereto, as amended on January 7, 2014 and January 23, 2015.	S-1	333-201833	10.5	2/3/2015
10.5	First Amendment to Loan and Security Agreement, dated February 12, 2015, between the Registrant and Silicon Valley Bank.	S-1/A	333-201833	10.8	2/17/2015
10.6	First Amendment to Mezzanine Loan and Security Agreement, dated February 12, 2015, between the Registrant and Silicon Valley Bank.	S-1/A	333-201833	10.9	2/17/2015
10.7	Management Cash Incentive Bonus Plan.	S-1/A	333-201833	10.10	2/17/2015
10.8	Change in Control Equity Acceleration Policy.	S-1/A	333-201833	10.11	2/17/2015
10.9	Compensation Program for Non-Employee Directors.	S-1/A	333-201833	10.12	2/23/2015
10.10	Offer letter between the Registrant and Joseph Epperson dated February 20, 2015.	S-1/A	333-201833	10.13	2/23/2015
10.11	Offer letter between the Registrant and Brad Schomber dated February 22, 2015.	S-1/A	333-201833	10.14	2/23/2015
10.12	Offer letter between the Registrant and Gretchen Joyce dated February 20, 2015.	S-1/A	333-201833	10.15	2/23/2015
10.13	Offer letter between the Registrant and Kurt Carlson dated February 20, 2015.	S-1/A	333-201833	10.16	2/23/2015
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of MaxPoint Interactive, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language contained in any filing.