Form 10-Q
period 2015-06-30
MaxPoint Interactive, Inc.
filed 2015-08-13
CIK 1611231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No    ☒
There were 25,943,508 shares of the registrant’s common stock outstanding as of July 31, 2015.

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
MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of December 31,	As of June 30,
	2014	2015
Assets
Current assets:
Cash and cash equivalents	$12,949	$54,591
Accounts receivable, net	41,303	35,109
Prepaid expenses and other current assets	879	1,742
Restricted cash, short-term	—	3,298
Total current assets	55,131	94,740
Property, equipment and software, net	10,653	16,260
Deferred offering costs	2,845	—
Restricted cash, long-term	4,900	—
Other long-term assets	168	90
Total assets	$73,697	$111,090
Liabilities, Convertible preferred stock and Stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$18,141	$16,356
Accrued expenses and other current liabilities	7,796	9,072
Short-term debt	—	26,550
Total current liabilities	25,937	51,978
Long-term debt, net	44,127	—
Other long-term liabilities	2,316	738
Total liabilities	72,380	52,716
Commitments and contingencies (See Note 7)
Convertible preferred stock:
Convertible Series A preferred stock, $0.00005 par value; 2,486,507 shares authorized, 2,383,745 shares issued and outstanding as of December 31, 2014; no shares authorized, issued and outstanding as of June 30, 2015; liquidation preference of $1,387 as of December 31, 2014	1,387	—
Convertible Series B preferred stock, $0.00005 par value; 3,649,368 shares authorized, 3,649,368 shares issued and outstanding as of December 31, 2014; no shares authorized, issued and outstanding as of June 30, 2015; liquidation preference of $3,089 as of December 31, 2014	3,089	—
Convertible Series C preferred stock, $0.00005 par value; 5,406,501 shares authorized, 5,406,501 shares issued and outstanding as of December 31, 2014; no shares authorized, issued and outstanding as of June 30, 2015; liquidation preference of $8,000 as of December 31, 2014	8,000	—
Convertible Series D preferred stock, $0.00005 par value; 3,409,250 shares authorized, 3,409,210 shares issued and outstanding as of December 31, 2014; no shares authorized, issued and outstanding as of June 30, 2015; liquidation preference of $13,000 as of December 31, 2014	13,000	—
Total convertible preferred stock	25,476	—
Stockholders’ (deficit) equity:
Common stock, $0.00005 par value; 22,000,000 shares authorized, 4,217,419 shares issued and outstanding as of December 31, 2014; 500,000,000 shares authorized, 25,934,717 shares issued and outstanding as of June 30, 2015	—	1
Additional paid-in capital	4,732	100,280
Accumulated other comprehensive loss	(44)	(36)
Accumulated deficit	(28,847)	(41,871)
Total stockholders’ (deficit) equity	(24,159)	58,374
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$73,697	$111,090
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue, net	$25,371	$34,450	$40,724	$63,166
Traffic acquisition costs	10,139	13,189	16,671	25,118
Other cost of revenue	1,807	3,632	3,066	6,583
Gross profit	13,425	17,629	20,987	31,465
Operating expenses:
Sales and marketing	9,324	12,835	16,271	25,638
Research and development	3,371	5,437	6,373	10,079
General and administrative	3,643	3,716	5,320	7,095
Total operating expenses	16,338	21,988	27,964	42,812
Loss from operations	(2,913)	(4,359)	(6,977)	(11,347)
Other expense (income):
Interest expense	254	176	399	870
Amortization of debt discount	13	316	13	1,108
Amortization of deferred financing costs	3	52	3	181
Derivative fair value adjustment related to common stock warrants	41	—	41	(482)
Other income	(2)	—	(2)	—
Total other expense	309	544	454	1,677
Loss before income taxes	(3,222)	(4,903)	(7,431)	(13,024)
Provision for income taxes	—	—	—	—
Net loss	$(3,222)	$(4,903)	$(7,431)	$(13,024)

Net loss per basic and diluted share of common stock	$(0.83)	$(0.19)	$(1.94)	$(0.74)

Weighted-average shares used to compute net loss per basic and diluted share of common stock	3,878,047	25,897,233	3,836,795	17,516,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net loss	$(3,222)	$(4,903)	$(7,431)	$(13,024)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(9)	27	(9)	8
Comprehensive loss	$(3,231)	$(4,876)	$(7,440)	$(13,016)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity

	Shares	Amount
Balance—January 1, 2015	4,217,419	$—	$4,732	$(44)	$(28,847)	$(24,159)
Issuance of common stock from initial public offering, net of issuance costs	6,500,000	—	65,736	—	—	65,736
Conversion of convertible preferred stock to common stock	14,848,824	1	25,475	—	—	25,476
Exercise of stock options	368,474	—	645	—	—	645
Stock-based compensation	—	—	1,879	—	—	1,879
Issuance of common stock warrant	—	—	335	—	—	335
Warrant derivative liability reclassified to additional paid-in capital	—	—	1,133	—	—	1,133
Liability-based option awards reclassified to additional paid-in capital	—	—	288	—	—	288
Vesting of restricted stock subject to repurchase	—	—	57	—	—	57
Foreign currency translation adjustments	—	—	—	8	—	8
Net loss	—	—	—	—	(13,024)	(13,024)
Balance—June 30, 2015	25,934,717	$1	$100,280	$(36)	$(41,871)	$58,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2015
Cash flows from operating activities:
Net loss	$(7,431)	$(13,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,420	2,642
Stock-based compensation expense	685	1,706
Change in fair value of warrants	41	(482)
Amortization of debt discount	13	1,108
Amortization of deferred financing costs	3	181
Changes in operating assets and liabilities:
Accounts receivable	(1,758)	6,194
Prepaid expenses and other current assets	(1,002)	(892)
Security deposits	(25)	(13)
Accounts payable	795	(3,591)
Accrued expenses and other current liabilities	2,969	2,562
Other long-term liabilities	258	497
Net cash used in operating activities	(4,032)	(3,112)
Cash flows from investing activities:
Purchases of property, equipment and software	(917)	(3,593)
Capitalized internal-use software costs	(1,750)	(3,064)
Changes to restricted cash	3,500	1,602
Net cash provided by (used in) investing activities	833	(5,055)
Cash flows from financing activities:
Proceeds from the issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	69,518
Payments of costs related to initial public offering	(77)	(1,953)
Proceeds from debt	40,758	9,150
Repayment of debt	(31,177)	(27,500)
Proceeds from stock option exercises	153	645
Payments of issuance costs related to debt	(146)	(57)
Proceeds from unvested stock option exercises	57	—
Net cash provided by financing activities	9,568	49,803
Effect of exchange rate changes on cash and cash equivalents	(10)	6
Net increase in cash and cash equivalents	6,359	41,642
Cash and cash equivalents at beginning of period	8,805	12,949
Cash and cash equivalents at end of period	$15,164	$54,591
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2015
Supplemental disclosures of other cash flow information:
Cash paid for interest	$357	$1,024
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable and accruals	$347	$2,125
Vesting of restricted stock subject to repurchase	$2	$57
Issuance of lender warrants allocated to debt discount	$943	$335
Conversion of convertible preferred stock to common stock	$—	$25,476
Warrant derivative liability reclassified to additional paid-in capital	$—	$1,133
Liability-based option awards reclassified to additional paid-in capital	$—	$288
Deferred offering costs included in accounts payable and accruals	$2,062	$351
Deferred offering costs reclassified to additional paid-in capital	$—	$3,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Presentation
Organization
MaxPoint Interactive, Inc. (the “Company”) was incorporated in September 2006 under the state laws of Delaware. The Company is a provider of a business intelligence and marketing automation solution. The Company’s customers are located in the United States and Europe and consist primarily of enterprises with national brands in the consumer products, retail, automotive, healthcare, telecommunications and entertainment industries. The Company’s MaxPoint Intelligence Platform predicts the most likely local buyers of a specific product at a particular retail location and then executes cross-channel digital marketing campaigns to reach these buyers on behalf of the Company’s customers. The Company is headquartered in Morrisville, North Carolina and has offices across the United States and one in the United Kingdom.
Authorized Common Shares
On February 10, 2015, the Company amended its amended and restated certificate of incorporation to increase its number of authorized common shares by 3,000,000 for a total of 25,000,000.
Reverse Stock Split
On February 20, 2015, the Company amended its amended and restated certificate of incorporation effecting a 1-for-2 reverse stock split of its capital stock. The reverse stock split adjusted the authorized shares of capital stock, but did not cause an adjustment to the par value. As a result of the reverse stock split, the Company also adjusted the share amounts under its equity incentive plan and common stock warrant agreements with third parties.

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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Information
The condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and applicable rules and regulations of the Securities and Exchange Commission’s (“SEC”) Rule 10-01 of Regulation S-X for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss, changes in stockholders’ (deficit) equity and cash flows. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 dated March 5, 2015.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to its allowance for doubtful accounts, the historical fair value of the Company’s common stock and assumptions used for purposes of determining stock-based compensation, income taxes and related valuation allowances and the fair value of common stock warrants. The Company bases its estimates on its historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results could differ from those estimates.
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
In accordance with a new loan and security agreement (the “New Loan and Security Agreement”) entered into in June 2014 and described in Note 3, the Company is required to maintain, at all times, $5.0 million, consisting of the sum of: (i) cash held at the lender (determined in accordance with the New Loan and Security Agreement); plus (ii) the unused availability amount on its revolving line of credit; plus (iii) the undrawn portion of an advance related to a term loan and security agreement (the “Mezzanine Loan and Security Agreement"). The Company has recorded $3.3 million of restricted cash as of June 30, 2015 based on its availability under the New Loan and Security Agreement of $1.7 million as of that date.
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
As of December 31, 2014 and June 30, 2015, the Company did not have any customers or advertising agencies that individually comprised a significant concentration of its accounts receivable. For the three and six months ended June 30, 2014 and 2015, the Company did not have any customers that individually comprised a significant concentration of its revenue.

Allowance for Doubtful Accounts
The Company extends credit to its customers without requiring collateral. Accounts receivable are stated at net realizable value. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due. The Company’s estimate is based on historical collection experience and the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. At December 31, 2014 and June 30, 2015, the Company had reserved for $0.2 million of its accounts receivable balance, respectively.
The following table presents the changes in the allowance for doubtful accounts for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Allowance for doubtful accounts:
Balance, beginning of period	$706	$173	$716	$179
Add: adjustment for bad debts	—	—	—	—
Less: write-offs, net of recoveries	(290)	(14)	(300)	(20)
Balance, end of period	$416	$159	$416	$159
Internal-Use Software Development Costs
The Company capitalizes certain costs associated with software developed for internal use, primarily consisting of direct labor costs associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred); the application development stage (certain costs are capitalized and certain costs are expensed as incurred); and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage primarily include costs of designing, coding, and testing the software. Capitalization of costs requires judgment in determining when a project has reached the application development stage and the period over which the Company expects to benefit from the use of that software. Once the software is placed in service, these capitalized costs are amortized using the straight-line method over the estimated useful life of the software.
Internal-use software development costs of $1.1 million and $1.6 million were capitalized during the three months ended June 30, 2014 and 2015, respectively. Internal-use software development costs of $1.8 million and $3.1 million were capitalized during the six months ended June 30, 2014 and 2015, respectively. Capitalized internal-use software development costs are included in property, equipment and software in the condensed consolidated balance sheets.

Amortization expense related to the capitalized internal-use software was $0.2 million and $0.6 million for the three months ended June 30, 2014 and 2015, respectively, and $0.6 million and $1.2 million for the six months ended June 30, 2014 and 2015, respectively, and is primarily included in other cost of revenue and research and development expense in the condensed consolidated statements of operations. The net book value of capitalized internal-use software was $5.6 million and $7.5 million at December 31, 2014 and June 30, 2015, respectively.

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

Common Stock Warrants
In accordance with the Mezzanine Loan and Security Agreement entered into on June 12, 2014 and described in Note 3, the Company issued warrants to the lender to purchase 100,000 shares of common stock (the “Lender Warrants”) at an exercise price of $11.36 per share. The warrants are exercisable for an additional 50,000 shares of common stock at an exercise price of $11.36 per share, if the second tranche of $5.0 million was drawn prior to December 31, 2014. The fair value of the warrants on the date of grant totaled approximately $0.9 million and was recorded as a discount on long-term debt and as a long-term liability in the condensed consolidated balance sheets. The debt discount is being amortized over the term of the Mezzanine Loan and Security Agreement as reflected in the condensed consolidated statements of operations. On December 16, 2014 the Company borrowed the second tranche of the Mezzanine Loan and Security Agreement in the amount of $5.0 million and the portion of the warrants related to the additional 50,000 shares of common stock became exercisable on that date. As of December 31, 2014, these warrants were classified as liabilities because the Company did not meet the criteria under the relevant accounting standard for treatment as equity instruments. As a result, these warrants were remeasured to their fair value at the end of each reporting period. As described above, on February 10, 2015 the Company increased its number of authorized common shares. On that date, these outstanding warrants satisfied the criteria to be treated as equity instruments and the related liabilities were reclassified to additional paid-in capital. The change in fair value between January 1, 2015 and February 10, 2015 was recorded as a derivative fair value adjustment related to common stock warrants in the condensed consolidated statements of operations. For the three and six months ended June 30, 2015, the Company recorded zero and approximately $0.5 million in fair value adjustments related to these Lender Warrants, respectively.
On February 12, 2015, the Company amended its Mezzanine Loan and Security Agreement, (the “Amended Mezzanine Loan and Security Agreement”), as described in Note 3. The Amended Mezzanine Loan and Security Agreement increased available borrowings by $5.0 million. An additional draw under the Amended Mezzanine Loan and Security Agreement occurred on February 12, 2015. There was no modification to the maturity date or any other significant terms of the Amended Mezzanine Loan and Security Agreement. As part of the Amended Mezzanine Loan and Security Agreement, the Company issued an additional warrant to the lender (“Additional Lender Warrant”) to purchase 50,000 shares of common stock at a price of $15.18 per share. The fair value of the Additional Lender Warrant on the date of grant totaled approximately $0.3 million and was recorded as a discount on long-term debt and as additional paid-in capital in the condensed consolidated balance sheets as the warrant met the criteria under the relevant accounting standard for treatment as an equity instrument. The debt discount is being amortized over the term of the Amended Mezzanine Loan and Security Agreement as reflected in the condensed consolidated statements of operations.
Fair Value of Financial Instruments
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities, approximate their respective fair values due to their short term nature.
The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The three tiers are defined as follows:

•	Level 1. Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions.

The Company did not have any financial instruments that were measured at fair value on a recurring basis for the three and six months ended June 30, 2014.
The Company did not have any financial instruments that were measured at fair value on a recurring basis for the three months ended June 30, 2015.
The following table presents the changes in the Company’s Lender Warrants measured at fair value on a recurring basis during the six months ended June 30 (in thousands):

2015
Balance as of January 1	$1,615
Change in fair value of Lender Warrants liability	(482)
Reclassification of Lender Warrants to equity	(1,133)
Balance as of June 30	$—
The following table presents the changes in the recorded liability associated with certain of the Company’s stock option awards which, as described in Note 6, have been accounted for as liability-based awards during the six months ended June 30 (in thousands):

2015
Balance as of January 1	$461
Change in fair value of stock options classified as liability awards	(173)
Reclassification of stock options classified as liability awards to equity	(288)
Balance as of June 30	$—
In order to determine the fair value of the Lender Warrants and the stock options classified as liability awards, the Company used an option pricing model. These valuations require the input of subjective assumptions, including the estimated enterprise fair value, risk-free interest rate and expected stock price volatility. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the term of the instruments. The expected stock price volatility assumption is based on historical volatilities for publicly traded stock of comparable companies over the term of the instruments.
The following table summarizes the assumptions used for estimating the fair value of the Lender Warrants and the stock options classified as liability awards for the six months ended June 30, 2015:

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

Revenue Recognition
The Company generates revenue by delivering targeted advertising campaigns for customers through various channels, including display, mobile and video. The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been provided, fees are fixed or determinable, and collection of fees is reasonably assured. Revenue arrangements are evidenced by a fully executed insertion order (“IO”). The IOs specify the delivery terms including the advertising format, the contracted number of advertising impressions to be delivered, the agreed upon rate for each delivered impression, generally on a cost-per-thousand basis, and the fixed period of time for delivery. The IOs typically have a term of less than three months and are cancelable at any time. The Company recognizes revenue in the period in which the impressions are served, limited to the contracted number of impressions as specified in the IO. The Company determines collectability by performing a credit evaluation for new customers and by monitoring its existing customers’ accounts receivable balances. The Company does not typically receive upfront payments from its customers.
In the normal course of business, the Company contracts either directly with advertisers or advertising agencies on behalf of their advertiser clients. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. While no one factor is determined to be individually conclusive, indicators that an entity is acting as a principal include if the Company (i) is the primary obligor in the arrangement; (ii) has certain inventory risk; (iii) has latitude in establishing pricing; (iv) adds meaningful value to the service; (v) has discretion in supplier selection; (vi) is involved in the determination of the service specifications; or (vii) has credit risk. The Company recognizes revenue on a gross basis primarily based on the Company’s determination that it is subject to the risk of fluctuating costs from its media vendors, has latitude in establishing prices with its customers, has discretion in selecting media vendors when fulfilling a customer’s advertising campaign, and has credit risk.
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
The Company allocates arrangement consideration in multiple element arrangements at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence (“VSOE”), if available; (2) third-party evidence (“TPE”), if VSOE is not available; and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. The Company has been unable to establish VSOE or TPE, and therefore, uses BESP in its allocation of arrangement consideration. The Company determines BESP for its deliverables by considering a number of factors including, but not limited to, the price lists used by the Company’s sales team in pricing negotiations, historical average and median pricing achieved in prior contractual customer arrangements and input from the Company’s sales operation department regarding what it believes the deliverables could be sold for on a stand-alone basis. The Company allocates consideration based on the relative fair value of the advertising impressions and recognizes revenue as impressions are delivered, assuming all other revenue recognition criteria have been met.
Cost of Revenue
Traffic Acquisition Costs
Traffic acquisition costs consist of media costs for advertising impressions purchased from real-time bidding exchanges, which are expensed as incurred. The Company is billed by the advertising exchanges on a monthly basis for actual advertising impressions acquired.
Other Cost of Revenue
Other cost of revenue includes third-party data center and other advertisement-serving costs, depreciation of data center equipment, amortization of capitalized internal-use software cost for revenue-producing technologies, purchases of third-party data for specific marketing campaigns and salaries and related costs for the Company’s personnel dedicated to executing the Company’s advertising campaigns.

Research and Development
Research and development expenses include costs associated with the maintenance and ongoing development of the Company’s technology, including compensation and employee benefits and allocated costs associated with the Company’s engineering and research and development departments, as well as costs for contracted services and supplies.
Stock-Based Compensation
The Company accounts for stock options granted to employees based on their estimated fair values on the date of grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The stock-based compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.
The Company accounts for stock options issued to non-employees based on the fair value of the awards determined using the Black-Scholes option pricing model. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The stock-based compensation expense is recognized on a straight-line basis over the vesting schedule.
The Company accounts for shares to be issued under its employee stock purchase plan based on the fair value of the shares determined using the Black-Scholes option pricing model on the first day of the offering period. Stock-based compensation expense related to the employee stock purchase plan is recognized on a straight-line basis over the offering period, net of estimated forfeitures.
Income Taxes
Income taxes are accounted for under the asset and liability method of accounting. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period when enacted. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Due to the historical losses from the Company’s operations, a full valuation allowance on deferred tax assets has been recorded.
Basic and Diluted Loss per Common Share
Historically, the Company used the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Each series of the Company’s convertible preferred stock were entitled to participate in distributions, when and if declared by the board of directors, that were made to common stockholders, and as a result were considered participating securities.
Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period’s earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential effect of dilutive securities. In addition, the Company analyzed the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share in which it is assumed that the outstanding participating securities converted into common stock at the beginning of the period. The Company reported the more dilutive of the approaches (two-class or if-converted) as its diluted net income per share during each reporting period. Due to the net loss for the three and six months ended June 30, 2014, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of the Closing Date, the Company calculates net loss per basic share by dividing net loss by the weighted-average number of shares outstanding during the reporting period. The Company calculates net loss per diluted share by dividing net loss by the weighted-average number of shares outstanding during the reporting period plus the effects of any dilutive common stock-based instruments. Due to the net loss for the three and six months ended June 30, 2015, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Recently Adopted Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance provides financial statement presentation guidance on whether an unrecognized tax benefit must be presented as either a reduction to a deferred tax asset or separately as a liability. The Company adopted ASU 2013-11 effective January 1, 2014. The adoption of this pronouncement did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim or annual periods beginning after December 15, 2017. The Company plans to adopt ASU 2014-09 as of January 1, 2018. Early adoption is permitted as of the original effective date in ASU 2014-09, which is interim or annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations, financial position and cash flows.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for interim or annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations, financial position and cash flows.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This guidance applies to reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments (1) modify whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership and (3) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. The accounting standards update becomes effective in the first interim period beginning on or after December 15, 2015, and entities have the option of using the full retrospective or modified retrospective application to adopt the standard.  The Company is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations, financial position and cash flows.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This accounting standards update is to simplify the presentation of debt issuance cost. The new guidance requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. The accounting standards update does not affect the recognition and measurement guidance for debt issuance costs. The accounting standards update becomes effective in the first interim period beginning on or after December 15, 2015, and must be applied on a retrospective basis. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations, financial position and cash flows.
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This accounting standards update is to provide guidance about a customer’s accounting for fees paid in a cloud computing arrangement. The new guidance notes that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The accounting standards update becomes effective in the first interim period beginning on or after December 15, 2015, and can be applied retrospectively or prospectively. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations, financial position and cash flows.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. This accounting standards update clarifies various topics in the FASB ASC and is effective for the interim and annual periods ending after December 15, 2015. Early adoption is permitted. The Company does not expect any material impact from adoption of this guidance on its consolidated results of operations, financial position and cash flows.
3. Debt
On June 12, 2014, the Company terminated its loan and security agreement with its previous lender and entered into two debt arrangements with a new lender.
The first debt arrangement is the New Loan and Security Agreement. The New Loan and Security Agreement includes a revolving line of credit of potential maximum aggregate advances (the “New Revolving Line of Credit”) totaling $30.0 million. The amount available is: (a) the lesser of (i) the New Revolving Line of Credit or (ii) the amount available under the borrowing base (defined as 85% of eligible accounts receivable); minus (b) the outstanding principal balance of any advances. The New Revolving Line of Credit is secured by substantially all of the Company’s assets. The New Revolving Line of Credit has a maturity date of June 12, 2016. The interest rate on outstanding amounts under the New Revolving Line of Credit is a floating rate per annum equal to the prime referenced rate plus a potential applicable margin of 1.00%. Interest is payable monthly. In addition, the Company is required to maintain, at all times, $5.0 million, consisting of the sum of: (i) cash held at the lender (determined in accordance with the New Loan and Security Agreement); plus (ii) the unused availability amount; plus (iii) the undrawn portion of the term loan advance related to the Mezzanine Loan and Security Agreement, described below. As of June 30, 2015, the Company was in compliance with this requirement.
The second debt arrangement is a term loan and security agreement (the Mezzanine Loan and Security Agreement). This Mezzanine Loan and Security Agreement includes a term loan with a total commitment of $15.0 million comprised of two separate tranches. The first tranche draw of $10.0 million occurred at closing and the second tranche of $5.0 million was drawn on December 16, 2014. The Mezzanine Loan and Security Agreement is secured by substantially all of the Company’s assets. The Mezzanine Loan and Security Agreement has a maturity date of June 12, 2017. The interest rate on outstanding amounts under the Mezzanine Loan and Security Agreement is fixed at 11.50%. Interest is payable monthly and the cumulative principal is due at maturity. The Company has the option to prepay all, but not less than all, of the principal balances of the Mezzanine Loan and Security Agreement at any time without a prepayment fee or penalty. As described in Note 2, under the Mezzanine Loan and Security Agreement, the Company had issued Lender Warrants to purchase 150,000 shares of common stock at a price of $11.36 per share as of December 31, 2014.
The proceeds from these new debt arrangements were used to pay off existing debt from a previous lender, in addition to providing additional working capital for general corporate purposes.
Under the terms of the New Loan and Security Agreement and the Mezzanine Loan and Security Agreement, the Company is required to meet and maintain certain customary financial and nonfinancial covenants, one of which restricts the Company’s ability to pay any dividends or make any distribution or payment to redeem, retire or purchase any capital stock, subject to certain specified exceptions. In addition, the Company must maintain with the lender all of its primary domestic operating and other deposit and investment accounts consisting of at least 95% of the Company’s total cash and cash equivalents balance. As of June 30, 2015, the Company was in compliance with all such covenants.
On February 12, 2015, the Company amended its New Loan and Security Agreement (the “Amended New Loan and Security Agreement”) and its Mezzanine Loan and Security Agreement (the Amended Mezzanine Loan and Security Agreement). The amended New Revolving Line of Credit (the “Amended New Revolving Line of Credit”) was increased by $5.0 million and allows for total potential maximum aggregate advances of $35.0 million. The amount of unused availability as of June 30, 2015 was $1.7 million. The effective interest rate for the Amended New Revolving Line of Credit was 3.25% as of June 30, 2015.  In addition, the Amended Mezzanine Loan and Security Agreement increased available borrowings by $5.0 million (the “2015 Term Loan”). An additional draw under the Amended Mezzanine Loan and Security Agreement occurred on February 12, 2015. There was no modification to the maturity dates or any other significant terms to either the Amended New Loan and Security Agreement or the Amended Mezzanine Loan and Security Agreement. As described in Note 2, as part of the Amended Mezzanine Loan and Security Agreement, the Company issued an additional warrant to the lender (Additional Lender Warrant) to purchase 50,000 shares of common stock at a price of $15.18 per share.

On March 20, 2015 and March 30, 2015, the Company repaid the first and second tranches of the Amended Mezzanine Loan and Security Agreement totaling $15.0 million. On April 1, 2015, the Company repaid the 2015 Term Loan of $5.0 million, which represented the remaining principal balance on the Amended Mezzanine Loan and Security Agreement.  Based on the repayment of these tranches, the Company reflected within the condensed consolidated statements of operations the write-off of the corresponding debt discount and deferred financing costs.
Debt consisted of the following as of December 31, 2014 and June 30, 2015 (in thousands):

	2014	2015
Amended Mezzanine Loan and Security Agreement	$15,000	$—
Discount on Amended Mezzanine Loan and Security Agreement	(773)	—
Amended New Revolving Line of Credit	29,900	26,550
Total debt	44,127	26,550
Less short-term debt	—	(26,550)
Long-term debt, net	$44,127	$—

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

Common Stock Reserved for Issuance
The Company’s shares of common stock reserved for issuance as of December 31, 2014 and June 30, 2015 were as follows:

	2014		2015
Series A convertible preferred stock	2,383,745		—
Series B convertible preferred stock	3,649,368		—
Series C convertible preferred stock	5,406,501		—
Series D convertible preferred stock	3,409,210		—
Lender Warrants and Additional Lender Warrant to purchase common stock	150,000		200,000
Stock options outstanding	3,425,117	(1)	3,384,540
Possible future issuance under equity incentive plan	—		2,610,701
Possible future issuance under employee stock purchase plan	—		375,000
Total shares reserved	18,423,941		6,570,241

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

Summary of Activity
The following table presents a summary of activity for the convertible preferred stock issued and outstanding for the six months ended June 30, 2015 (in thousands):

	Convertible Preferred Stock
	Series A	Series B	Series C	Series D	Total Amount
Balance, December 31, 2014	$1,387	$3,089	$8,000	$13,000	$25,476
Conversion to common stock upon IPO	(1,387)	(3,089)	(8,000)	(13,000)	(25,476)
Balance, June 30, 2015	$—	$—	$—	$—	$—

6.  Stock-Based Compensation
Equity Incentive Plans
Prior to the IPO, the Company had a stock-based compensation plan, the 2010 Equity Incentive Plan (the “2010 Plan”) under which the Company granted options to purchase shares of common stock to employees, directors and consultants.
In January 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which was subsequently ratified by its stockholders in February 2015. The 2015 Plan became effective immediately on adoption although no awards were to be made under it until the Effective Date. The 2015 Plan is the successor to and continuation of the 2010 Plan.  As of the Effective Date, no additional awards were to be granted under the 2010 Plan, but all stock awards granted under the 2010 Plan remain subject to their existing terms. The number of shares of the Company’s common stock reserved for issuance under the 2015 Plan equaled the sum of 2,500,000 shares plus up to 4,537,868 shares reserved for issuance under the 2010 Plan. Of this amount, 2,610,701 shares are available for future grants to employees, non-employee directors, consultants and advisors as of June 30, 2015.
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
The terms of the stock options, including the exercise price per share and vesting provisions, are determined by the board of directors. Historically, stock options were granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant based upon numerous objective and subjective factors including: third-party valuations, preferred stock transactions with third-parties, current operating and financial performance, management estimates and future expectations. Subsequent to the completion of the IPO, the fair value of the Company's common stock on the grant date is equal to the most recent New York Stock Exchange closing price of the Company's stock. Stock option grants typically vest upon the expiration of an initial one year cliff and vest monthly thereafter over the remaining thirty-six months assuming continuing service, and expire ten years from the grant date.
The Plan allows for grants of stock options that may be exercised before the options have vested at the discretion and determination of the board of directors. Shares issued as a result of the early exercise of stock options are subject to repurchase by the Company upon termination of service. As of December 31, 2014 and June 30, 2015, there were 5,000 and no shares, respectively, subject to the Company’s right of repurchase. Payments received from early exercises are recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets and reclassified to additional paid-in capital as the options vest.

Stock-based compensation expense related to stock options is included in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015 (1)
Other cost of revenue	$5	$19	$7	$32
Sales and marketing	99	192	170	342
Research and development	141	287	245	462
General and administrative	200	436	263	670
	$445	$934	$685	$1,506

(1)
Stock-based compensation expense included a favorable $0.2 million fair value adjustment related to stock option liability awards prior to reclassification to additional paid-in capital during the six months ended June 30, 2015.

The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company’s employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. The Company uses the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumes no dividend yield, which is consistent with the Company’s history of not paying dividends.
The following table summarizes the assumptions used for estimating the fair value of stock options granted to employees for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Risk-free interest rate	1.99% - 2.00%	1.69% - 1.87%	1.32% - 2.04%	1.67% - 1.87%
Expected term (years)	6.08	6.08	4.00 - 6.08	6.03 - 6.08
Expected volatility	58%	55% - 58%	56% - 60%	53% - 58%
Dividend yield	—%	—%	—%	—%
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding balance at January 1, 2015	3,425,117	$7.51	8.36	$26,260
Granted	459,875	10.72
Exercised	(368,474)	1.75
Cancelled	(131,978)	10.67
Outstanding balance at June 30, 2015	3,384,540	$8.45	8.23	$7,970
Exercisable at June 30, 2015	1,542,487	$5.38	7.30	$6,475
Vested and expected to vest at June 30, 2015	2,880,491	$8.13	8.11	$7,388

The weighted-average grant date fair value for the Company’s stock options granted was $6.90 and $4.37 per share during the three months ended June 30, 2014 and 2015, respectively. The weighted-average grant date fair value for the Company’s stock options granted was $6.55 and $5.58 per share during the six months ended June 30, 2014 and 2015, respectively. The total compensation cost related to unvested stock options not yet recognized as of June 30, 2015 was $9.7 million and will be recognized over a weighted-average period of approximately 2.16 years. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2014 and 2015 was $0.5 million and $1.1 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2014 and 2015 was $1.5 million and $3.5 million, respectively.
During the year ended December 31, 2014, the number of stock options granted by the Company exceeded the number of shares authorized for issuance and not already committed for other purposes, such as convertible preferred stock, warrants and previously granted stock option awards. As a result, those options granted during the year ended December 31, 2014 that exceeded the authorized limit were accounted for as liability-based awards and recorded in other long-term liabilities on the condensed consolidated balance sheets as of December 31, 2014.  During the year ended December 31, 2014, the Company granted 610,675 options, cumulatively, in excess of its common shares authorized. Of these, 597,425 were outstanding as of December 31, 2014. The Company recorded a liability of $0.5 million on its condensed consolidated balance sheets as of December 31, 2014 related to these liability-based equity awards. The fair value of the liability-based awards was estimated each reporting period, and the estimate of fair value was reflected in the amount of stock-based compensation expense recorded during the period. Changes in fair value are recorded in stock-based compensation expense for the period.
As described in Note 1, on February 10, 2015, the Company increased its number of authorized common shares by 3,000,000 shares. As the number of shares authorized was in excess of those committed for other purposes as of that date, the liability-based awards described above were reclassified to equity-based awards at fair value and reclassified to additional paid-in capital. The favorable fair value adjustment for liability-based awards for the six months ended June 30, 2015 was $0.2 million. The reclassification from other long-term liabilities to additional paid-in capital on the condensed consolidated balance sheets was $0.3 million as of February 10, 2015. See Note 2 for the assumptions used in determining the fair value adjustment related to these liability-based awards.
Employee Stock Purchase Plan
In January 2015, the Company’s board of directors adopted the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was subsequently ratified by its stockholders in February 2015. The 2015 ESPP began as of the Effective Date.
The 2015 ESPP allows eligible employees to purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to a total maximum share number of 1,500 per offering period and maximum share value of $25,000 per calendar year. The price at which common stock is purchased under the 2015 ESPP is equal to 85% of the fair market value of the common stock on the first day of an offering period or on the purchase date, whichever is lower. The current offering period commenced on March 5, 2015 and will allow eligible participants to purchase each share of common stock at the lower of 85% of $11.50, or 85% of the fair market value of the common stock on the purchase date. The Company has accumulated employee withholdings of $0.6 million as of June 30, 2015 associated with the next purchase date.
Stock-based compensation expense related to the 2015 ESPP is included in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Other cost of revenue	$6	$6
Sales and marketing	79	79
Research and development	85	85
General and administrative	30	30
	$200	$200

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
The following table summarizes the assumptions used in the Black-Scholes option pricing model for estimating the fair value of shares to be granted under the 2015 ESPP for the three and six months ended June 30:

2015
Risk-free interest rate	0.1%
Expected term (years)	0.59
Expected volatility	61%
Dividend yield	—%
As of June 30, 2015, the total unrecognized stock-based compensation cost related to the 2015 ESPP was $0.3 million and will be recognized over a period of approximately 0.3 years.
7. Commitments and Contingencies
Leases
The Company leases office facilities under operating leases. During the six months ended June 30, 2015, the Company entered into multiple new and amended operating leases for the purposes of sales and marketing, technology and development and engineering activities.
Future minimum lease payments under non-cancelable operating leases as of June 30, 2015 for the fiscal years indicated are as follows (in thousands):

Year Ending December 31,
2015 (remaining 6 months)	$990
2016	2,300
2017	2,312
2018	2,198
2019	1,637
Thereafter	2,251
Total minimum lease payments	$11,688
Future minimum lease payments due under certain operating lease arrangements contain fixed rent increases and rent abatements over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported in accrued expenses and other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2014 and June 30, 2015, deferred rent related to these leases totaled $0.3 million and $0.9 million, respectively.

Total rent expense for the three months ended June 30, 2014 and 2015 was $0.3 million and $0.5 million, respectively. Total rent expense for the six months ended June 30, 2014 and 2015 was $0.5 million and $0.9 million, respectively.
Purchase Commitments
The Company has $3.7 million of non-cancelable contractual commitments as of June 30, 2015, primarily related to third-party data centers and other support services. Of these commitments, $2.9 million, $0.6 million and $0.2 million are due within the next year, within the next two years and within the next three years, respectively.
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
8. Earnings Per Share
Diluted loss per share is the same as basic loss per share for the three and six months ended June 30, 2014 and 2015 because the effects of potentially dilutive items were anti-dilutive given the Company’s net losses in those periods.
The following securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Convertible preferred stock:
Series A	2,383,745	—	2,383,745	—
Series B	3,649,368	—	3,649,368	—
Series C	5,406,501	—	5,406,501	—
Series D	3,409,210	—	3,409,210	—
Common stock subject to repurchase	6,166	—	6,166	—
Lender Warrants and Additional Lender Warrant to purchase common stock	100,000	200,000	100,000	200,000
ESPP	—	141,806	—	141,806
Stock options	3,462,243	3,384,540	3,462,243	3,384,540

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We provide a leading business intelligence and marketing automation software service, which we refer to as our solution, that enables national brands to drive local, in-store sales. National brands use our MaxPoint Intelligence Platform to predict the most likely local buyers of a specific product at a particular retail location and then execute cross-channel digital marketing campaigns to reach these buyers. The foundation for our local targeting is our proprietary Digital Zip architecture, a digital grid of households organized into over 44,000 specific neighborhoods, or Digital Zips, which can be as small as a couple of city blocks. Through a combination of our proprietary and third-party data, we create a profile for each Digital Zip based on shared demographic and financial traits, such as family size, income level, education, age and historical purchasing behavior. Business intelligence is at the core of our solution, which leverages high-velocity data processing and proprietary statistical models to continuously analyze more than 20 billion daily data attributes to delineate consumers’ real-time purchase intent. By identifying and reaching only the most likely local buyers with digital customized product offers for local stores, national brands can more efficiently and effectively run local marketing campaigns, thereby increasing in-store sales and reducing wasted marketing spend associated with traditional approaches. We provide a technology-driven alternative to traditional local marketing methods for national brands across a number of industries where transactions take place predominantly offline, such as consumer products, retail, automotive, healthcare, telecommunications and entertainment.

We operate in one segment and generate revenue by delivering local, targeted digital marketing campaigns for customers through various channels, including display, mobile, social and video. We define “local,” in terms of both retail locations and buyers or consumers, as the close proximity of a targeted consumer to a targeted retail location, typically within a specific Digital Zip. Historically, our revenue has predominantly come from display advertising because it was the first to be made available for programmatic purchasing through real-time bidding, or RTB, exchanges. The digital advertising industry is rapidly adopting programmatic purchasing for display, mobile, social and video advertising and accelerating the amount and variety of digital media inventory available through RTB exchanges. As we continue to expand in the mobile, social and video channels, we must continue to utilize our platform to effectively provide targeted campaigns in an efficient manner through a combination of pricing with our customers and by managing the costs associated with RTB exchanges. Any significant shift in the mix of channels used to provide our marketing automation software solution to our customers could have a favorable or unfavorable impact on our revenues, Revenue ex-TAC and gross profit.
Through marketing automation and direct integrations with RTB exchanges, our platform delivers customized digital advertisements containing product and store specific promotions to local consumers across display, mobile, social and video channels. National brands can then measure the offline sales impact of those digital marketing campaigns to optimize future campaigns and budgets and manage in-store supply levels. Our customers typically pay us on a cost per thousand impressions, or CPM, model based on the number of impressions we deliver through our platform for each marketing campaign.
Our diverse customer base consists primarily of enterprises with national brands in the consumer products, retail, automotive, healthcare, telecommunications and entertainment industries. We sell our solution either directly to our customers or through advertising agencies that act on behalf of our customers. We have worked with each of the top 20 leading national advertisers and each of the top 10 advertising agencies in the United States as ranked in 2014 by Advertising Age. As of June 30, 2015, we had 601 enterprise customers as described in “Key Financial and Operating Performance Metrics.” Our customer agreements typically have terms of less than three months and are cancelable at any time, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. Our revenue recognition policies are discussed in more detail under “Critical Accounting Policies and Significant Judgments and Estimates.”
Since our inception in 2006, we have focused on developing our solutions to address the challenges that national brands experience with local marketing. During our early years, we focused largely on product development, which resulted in the introduction of our MaxPoint Intelligence Platform in 2011 as a service primarily run by us on behalf of our customers. Since 2013, our customers have also had the ability to directly interface with the MaxPoint Intelligence Platform software service. We have grown our revenue from $25.4 million for the three months ended June 30, 2014 to $34.5 million for the three months ended June 30, 2015. Our revenue increased from $40.7 million for the six months ended June 30, 2014 to $63.2 million for the six months ended June 30, 2015. To date, substantially all of our revenue has come from sales in the United States.

Our goal is to be the leading strategic partner assisting national brands in driving local, in-store sales. The core elements of our growth strategy include increasing our share of existing customer spend, acquiring new customers, further penetrating new industries, continuing to innovate and invest in our technology, and expanding internationally. To accomplish our goal, we plan to invest for long-term growth. We anticipate that our operating expenses will increase in the foreseeable future as we execute the core elements of our growth strategy. While these investments will likely reduce our profitability in the near term, we believe they will contribute to our long-term growth.
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
Key Financial and Operating Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our performance and project our future performance. Revenue is discussed under the headings “Results of Operations,” “Comparison of Three Months Ended June 30, 2014 and 2015” and “Comparison of Six Months Ended June 30, 2014 and 2015.” Revenue ex-TAC, Adjusted EBITDA, number of enterprise customers, Non-GAAP net loss and Non-GAAP net loss per basic and diluted share, are discussed under the heading  “Non-GAAP Financial Measures and Operating Performance Metrics.” The following metrics aid us in developing and refining our growth strategies and making strategic decisions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands, except number of enterprise customers)
Revenue	$25,371	$34,450	$40,724	$63,166
Revenue ex-TAC	$15,232	$21,261	$24,053	$38,048
Adjusted EBITDA	$(1,774)	$(1,789)	$(4,870)	$(6,999)
Number of enterprise customers	378	601	378	601
Non-GAAP Financial Measures and Operating Performance Metrics
Revenue ex-TAC
Revenue ex-TAC is a Non-GAAP financial measure defined by us as revenue less traffic acquisition costs. Traffic acquisition costs consist of purchases of advertising impressions from RTB exchanges. We believe that Revenue ex-TAC is a meaningful measure of operating performance because it is frequently used for internal management purposes, indicates the effectiveness of delivering results to advertisers and facilitates a more complete period-to-period understanding of factors and trends affecting our underlying revenue performance. A limitation of Revenue ex-TAC is that it is a measure that other companies, including companies in our industry that have similar business arrangements, either may not use or may calculate differently, which reduces its usefulness as a comparative measure. Because of these and other limitations, we consider, and you should consider, Revenue ex-TAC alongside other GAAP financial measures, such as revenue, gross profit and total operating expenses. The following table presents a reconciliation of revenue to Revenue ex-TAC for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Revenue	$25,371	$34,450	$40,724	$63,166
Less: traffic acquisition costs	(10,139)	(13,189)	(16,671)	(25,118)
Revenue ex-TAC	$15,232	$21,261	$24,053	$38,048

 Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have provided within this filing Adjusted EBITDA, a Non-GAAP financial measure. We define Adjusted EBITDA as net loss before income taxes, interest expense, amortization of debt discount, amortization of deferred financing costs and depreciation and amortization, adjusted to eliminate stock-based compensation expense and change in fair value of convertible preferred and common stock warrant liabilities. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
We have included Adjusted EBITDA in this filing because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operating plans. In particular, we believe the exclusion of certain items in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business.
Accordingly, we believe that Adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results.
Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•	Adjusted EBITDA does not reflect interest or tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, we consider, and you should consider, Adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Net loss	$(3,222)	$(4,903)	$(7,431)	$(13,024)
Adjustments:
Interest expense	254	176	399	870
Amortization of debt discount	13	316	13	1,108
Amortization of deferred financing costs	3	52	3	181
Provision for income taxes	—	—	—	—
Depreciation and amortization	692	1,436	1,420	2,642
Stock-based compensation	445	1,134	685	1,706
Change in fair value of warrants	41	—	41	(482)
Adjusted EBITDA	$(1,774)	$(1,789)	$(4,870)	$(6,999)

The following table presents a detail of depreciation and amortization expense included above for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Other cost of revenue	$320	$998	$701	$1,798
Sales and marketing	117	101	220	189
Research and development	233	316	458	618
General and administrative	22	21	41	37
Total depreciation and amortization	$692	$1,436	$1,420	$2,642
Number of Enterprise Customers
Our number of enterprise customers is a key operating metric. We believe our ability to increase the revenue we generate from existing customers and attract new customers is an important component of our growth strategy. We also believe that those customers from which we have generated more than $10,000 of revenue during any trailing twelve-month period best identifies customers that are actively using our solution and contribute more meaningfully to revenue. We refer to these customers as our enterprise customers. Our ability to generate additional revenue from our enterprise customers is an important indicator of our ability to grow revenue over time. As of June 30, 2014 and 2015, customers from which we have generated less than $10,000 of revenue during the previous trailing twelve-month period have accounted for less than 2% of our revenue.
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
Non-GAAP Net Loss
We define Non-GAAP net loss as net loss less non-cash stock-based compensation expense. We believe the exclusion of this non-cash charge can provide a useful measure for period-to-period comparisons of our business. A limitation of Non-GAAP net loss is that it is a measure that other companies, including companies in our industry that have similar business arrangements, either may not use or may calculate differently, which reduces its usefulness as a comparative measure. Because of these and other limitations, we consider, and you should consider, Non-GAAP net loss together with other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss to Non-GAAP net loss for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Net loss	$(3,222)	$(4,903)	$(7,431)	$(13,024)
Stock-based compensation	445	1,134	685	1,706
Non-GAAP net loss	$(2,777)	$(3,769)	$(6,746)	$(11,318)

The following table presents a detail of total stock-based compensation included above for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Other cost of revenue	$5	$25	$7	$38
Sales and marketing	99	271	170	421
Research and development	141	372	245	547
General and administrative	200	466	263	700
Total stock-based compensation	$445	$1,134	$685	$1,706
Non-GAAP Net Loss per Basic and Diluted Share
We define Non-GAAP net loss per basic and diluted share as net loss less non-cash stock-based compensation expense per basic and diluted share as adjusted for the conversion of preferred stock in periods presented to assume the conversion of all outstanding shares of convertible preferred stock into common stock, as of the beginning of the period. We consider, and you should consider, Non-GAAP net loss per basic and diluted share together with other GAAP-based financial performance measures, including net loss per basic and diluted share, weighted-average shares used to compute net loss per basic and diluted share, net loss and our other GAAP results. The following table presents a reconciliation of net loss per basic and diluted share of common stock to Non-GAAP net loss per basic and diluted share of common stock for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands, except share and per share data)
Net loss	$(3,222)	$(4,903)	$(7,431)	$(13,024)
Weighted-average shares used to compute net loss per basic and diluted share of common stock	3,878,047	25,897,233	3,836,795	17,516,884
Net loss per basic and diluted share of common stock	$(0.83)	$(0.19)	$(1.94)	$(0.74)

Non-GAAP net loss	$(2,777)	$(3,769)	$(6,746)	$(11,318)

Weighted-average share impact based on actual conversion of convertible preferred stock	—	—	—	(9,106,185)
Non-GAAP adjustment for convertible preferred stock	14,848,824	—	14,848,824	14,848,824
Non-GAAP shares used to compute Non-GAAP net loss per basic and diluted share of common stock	18,726,871	25,897,233	18,685,619	23,259,523
Non-GAAP net loss per basic and diluted share of common stock	$(0.15)	$(0.15)	$(0.36)	$(0.49)

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
Continuing to Innovate and Invest in our Technology
Our technology is a key factor affecting our performance. We plan to continue to make substantial investments in our technology and research and development to enhance the effectiveness of our solution in an effort to deliver increasing value to our customers. In addition to improving our data processing, business intelligence and marketing execution technologies, we intend to enhance ways that our customers can access and utilize our solution and extract greater intelligence from the data we aggregate and generate. One recent innovation has been our ability to purchase non-display advertisements through our platform on behalf of our customers, which was introduced in the fourth quarter of 2012. Revenue from non-display advertisements has grown rapidly from 23% of revenue, or approximately $5.9 million, in the second quarter of 2014, to 29% of revenue, or approximately $10.0 million in the second quarter of 2015.
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
We generate revenue by delivering targeted digital marketing campaigns for customers through various channels, including display, mobile, social and video. Our revenue arrangements are evidenced by a fully executed insertion order, or IO. Our IOs typically have a term of less than three months and are cancelable at any time. We recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. We generally price our marketing campaigns on a CPM model based on the number of impressions delivered for each marketing campaign, and we do not typically receive upfront payments from our customers. We contract with customers either directly or through advertising agencies that act on behalf of our customers. When we contract with an advertising agency, it acts as an agent for a disclosed principal, which is our customer. Our agreements also provide that if the customer fails to pay the advertising agency, the advertising agency is not liable to us and we must seek payment solely from the customer. Our revenue recognition policies are discussed in more detail under “Critical Accounting Policies and Significant Judgments and Estimates.”
Traffic Acquisition Costs
Traffic acquisition costs consists of media costs for advertising impressions we purchase from RTB exchanges, which are expensed as incurred. We purchase impressions directly from these exchanges and typically pay them monthly for actual advertising impressions acquired. Historically, we have not committed to purchasing a defined volume of impressions from any of these exchanges. We anticipate our traffic acquisition costs will increase in absolute dollars as our revenue increases. However, our traffic acquisition costs will fluctuate on a quarterly basis due to the seasonality of our business, our experimentation with and refinement of our real-time bidding platform, competition for impressions on RTB exchanges, the type of media inventory we are purchasing and the types of campaigns we are implementing for our customers.
Other Cost of Revenue
Other cost of revenue primarily consists of third-party data centers and advertisement-serving costs, depreciation of data center equipment, amortization of capitalized internal-use software cost for revenue-producing technologies, purchases of third-party data for specific marketing campaigns and salaries and personnel-related costs of our employees dedicated to executing our marketing campaigns. The number of employees dedicated to executing our marketing campaigns grew from 10 at June 30, 2014 to 18 at June 30, 2015, and we expect to continue to hire new employees in order to support our anticipated revenue growth. We anticipate other cost of revenue will increase in absolute dollars as our revenue increases.
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. The number of employees related to these expense categories grew from 249 at June 30, 2014 to 360 at June 30, 2015, and we expect to continue to hire new employees in order to support our anticipated revenue growth.
Sales and marketing expense.  Sales and marketing expense consists primarily of salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses, stock-based compensation expense and commissions. We record expense for commissions over the term of the associated marketing campaign. Additional expenses include marketing, advertising and promotional event programs, corporate communications, travel, and allocated overhead costs. The number of employees in our sales and marketing functions grew from 137 at June 30, 2014 to 183 at June 30, 2015, and we expect our sales and marketing expense to increase in absolute dollars in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities in order to continue to grow our business.
Research and development expense.  Research and development expense consists primarily of salaries and personnel-related costs for our engineering and research and development employees, including benefits, bonuses and stock-based compensation expense. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology, third-party data costs purchased for the development and enhancement of our technology platform, consulting, and allocated overhead costs. The number of employees in research and development functions increased from 85 at June 30, 2014 to 133 at June 30, 2015. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position.
General and administrative expense.  General and administrative expense consists primarily of salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation expense. Additional expenses include consulting and professional fees, insurance, legal, other corporate expenses and travel. The number of employees in general and administrative functions grew from 27 at June 30, 2014 to 44 at June 30, 2015, and we expect our general and administrative expenses to increase in absolute dollars as a result of operating as a public company. These expenses also include costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, directors’ and officers’ liability insurance, increased professional services, and an enhanced investor relations function.
Other Expense (Income)
Other expense (income) consists primarily of interest expense, amortization of debt discount, amortization of deferred financing costs, the fair value adjustment related to common stock warrants and interest income. Interest expense, amortization of debt discount and deferred financing costs relate to outstanding borrowings under our credit facilities. The change in fair value of common stock warrants relates to the mark-to-market adjustment of common stock warrants granted to our lender.
Provision for Income Taxes
Provision for income taxes consists of U.S. federal, state and foreign income taxes. We incurred no income tax expense for the three and six months ended June 30, 2014 and 2015.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)
Revenue, net	$25,371	$34,450	$40,724	$63,166
Traffic acquisition costs	10,139	13,189	16,671	25,118
Other cost of revenue	1,807	3,632	3,066	6,583
Gross profit	13,425	17,629	20,987	31,465
Operating expenses:
Sales and marketing	9,324	12,835	16,271	25,638
Research and development	3,371	5,437	6,373	10,079
General and administrative	3,643	3,716	5,320	7,095
Total operating expenses	16,338	21,988	27,964	42,812
Loss from operations	(2,913)	(4,359)	(6,977)	(11,347)
Other expense (income):
Interest expense	254	176	399	870
Amortization of debt discount	13	316	13	1,108
Amortization of deferred financing costs	3	52	3	181
Derivative fair value adjustment related to common stock warrants	41	—	41	(482)
Other income	(2)	—	(2)	—
Total other expense	309	544	454	1,677
Loss before income taxes	(3,222)	(4,903)	(7,431)	(13,024)
Provision for income taxes	—	—	—	—
Net loss	$(3,222)	$(4,903)	$(7,431)	$(13,024)

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(as a percentage of revenue)
Revenue, net	100.0%	100.0%	100.0%	100.0%
Traffic acquisition costs	40.0%	38.3%	40.9%	39.8%
Other cost of revenue	7.1%	10.5%	7.5%	10.4%
Gross profit	52.9%	51.2%	51.5%	49.8%
Operating expenses:
Sales and marketing	36.8%	37.3%	40.0%	40.6%
Research and development	13.3%	15.8%	15.6%	16.0%
General and administrative	14.4%	10.8%	13.1%	11.2%
Total operating expenses	64.4%	63.8%	68.7%	67.8%
Loss from operations	(11.5)%	(12.7)%	(17.1)%	(18.0)%
Other expense (income):
Interest expense	1.0%	0.5%	1.0%	1.4%
Amortization of debt discount	0.1%	0.9%	—%	1.8%
Amortization of deferred financing costs	—%	0.2%	—%	0.3%
Derivative fair value adjustment related to common stock warrants	0.2%	—%	0.1%	(0.8)%
Other income	—%	—%	—%	—%
Total other expense	1.2%	1.6%	1.1%	2.7%
Loss before income taxes	(12.7)%	(14.2)%	(18.2)%	(20.6)%
Provision for income taxes	—%	—%	—%	—
Net loss	(12.7)%	(14.2)%	(18.2)%	(20.6)%

Comparison of Three Months Ended June 30, 2014 and 2015

	Three Months Ended June 30,
	2014		2015
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands, except percentages)
Revenue, net	$25,371	100.0%	$34,450	100.0%	$9,079	35.8%
Traffic acquisition costs	10,139	40.0%	13,189	38.3%	3,050	30.1%
Other cost of revenue	1,807	7.1%	3,632	10.5%	1,825	101.0%
Gross profit	13,425	52.9%	17,629	51.2%	4,204	31.3%
Operating expenses:
Sales and marketing	9,324	36.8%	12,835	37.3%	3,511	37.7%
Research and development	3,371	13.3%	5,437	15.8%	2,066	61.3%
General and administrative	3,643	14.4%	3,716	10.8%	73	2.0%
Total operating expenses	16,338	64.4%	21,988	63.8%	5,650	34.6%
Loss from operations	(2,913)	(11.5)%	(4,359)	(12.7)%	(1,446)	49.6%
Other expense (income):
Interest expense	254	1.0%	176	0.5%	(78)	(30.7)%
Amortization of debt discount	13	0.1%	316	0.9%	303	*
Amortization of deferred financing costs	3	—%	52	0.2%	49	*
Derivative fair value adjustment related to common stock warrants	41	0.2%	—	—%	(41)	(100.0)%
Other income	(2)	—%	—	—%	2	(100.0)%
Total other expense	309	1.2%	544	1.6%	235	76.1%
Loss before income taxes	(3,222)	(12.7)%	(4,903)	(14.2)%	(1,681)	52.2%
Provision for income taxes	—	—%	—	—%	—	—%
Net loss	$(3,222)	(12.7)%	$(4,903)	(14.2)%	$(1,681)	52.2%

*	Not meaningful.
Revenue.  Revenue increased by $9.1 million, or 35.8%, from $25.4 million for the three months ended June 30, 2014 to $34.5 million for the three months ended June 30, 2015. This growth was primarily attributable to an increase in the number of enterprise customers during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The number of enterprise customers increased 59.0% from 378 as of June 30, 2014 to 601 as of June 30, 2015. This increase was partially offset by a decrease in our revenue per enterprise customer of 15.0% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.
Traffic acquisition costs.  Traffic acquisition costs increased by $3.1 million, or 30.1%, from $10.1 million for the three months ended June 30, 2014 to $13.2 million for the three months ended June 30, 2015. The increase in traffic acquisition costs was attributable to the increased volume of impressions purchased on RTB exchanges. As a percentage of revenue, traffic acquisition costs decreased from 40.0% for three months ended June 30, 2014 to 38.3% for three months ended June 30, 2015.
Other cost of revenue.  Other cost of revenue increased by $1.8 million, or 101.0%, from $1.8 million for the three months ended June 30, 2014 to $3.6 million for the three months ended June 30, 2015. The increase in other cost of revenue was primarily attributable to a $0.7 million increase in expenses related to amortization of internal-use software and depreciation. We also experienced a $0.4 million increase in salaries and personnel-related costs. The number of full-time employees dedicated to executing our marketing campaigns increased from 10 at June 30, 2014 to 18 at June 30, 2015. In addition, there was an increase in third-party advertisement-serving costs of $0.2 million, a $0.3 million increase in purchases of third-party data and a $0.2 million increase in third-party data center costs related to an increase in the volume of impressions delivered. As a percentage of revenue, other cost of revenue increased from 7.1% for the three months ended June 30, 2014 to 10.5% for the three months ended June 30, 2015.

Sales and marketing.  Sales and marketing expense increased by $3.5 million, or 37.7%, from $9.3 million, or 36.8% of revenue, for the three months ended June 30, 2014, to $12.8 million, or 37.3% of revenue, for the three months ended June 30, 2015. The increase in sales and marketing expense was primarily attributable to a $1.9 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. The number of full-time sales and marketing employees increased from 137 at June 30, 2014 to 183 at June 30, 2015. In addition, we experienced an increase in marketing, advertising and promotional events, and travel costs of $1.2 million as we focused on marketing our software solution to generate awareness, expanding our footprint with existing advertiser customers, and increasing the adoption of our software solution by new customers. We also experienced a $0.2 million increase related to corporate communications and a $0.2 million increase in allocated overhead costs.
Research and development.  Research and development expense increased by $2.1 million, or 61.3%, from $3.4 million, or 13.3% of revenue, for the three months ended June 30, 2014, to $5.4 million, or 15.8% of revenue, for the three months ended June 30, 2015. The increase in research and development expense was primarily attributable to a $1.9 million increase in salaries and personnel-related costs associated with an increase in research and development personnel. The number of full-time research and development employees increased from 85 at June 30, 2014 to 133 at June 30, 2015. In addition, we experienced an increase in allocated overhead of $0.3 million, an increase in travel, consulting and other costs of $0.2 million and an increase in purchases of third-party data of $0.2 million, partially offset by an increase in the amount of capitalization related to internal-use software costs of $0.5 million.
General and administrative.  General and administrative expense increased by $0.1 million, or 2.0%, from $3.6 million, or 14.4% of revenue, for the three months ended June 30, 2014, to $3.7 million, or 10.8% of revenue, for the three months ended June 30, 2015. The increase in general and administrative expense was primarily attributable to a $0.7 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business. The number of full-time general and administrative employees increased from 27 at June 30, 2014 to 44 at June 30, 2015. In addition, we experienced a $0.3 million increase in insurance costs, legal fees and other corporate administration costs. These increases were partially offset by a $0.8 million decrease in consulting and professional fees related to our transition to a public company and a $0.1 million decrease in travel costs.
Interest expense.  Interest expense decreased by $0.1 million, or 30.7%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2015. The decrease in interest expense was primarily due to the differences in the effective interest rate and the outstanding principal balance for the periods under our previous revolving line of credit and new revolving line of credit facility, entered into in June 2014.
Amortization expense.  The $0.4 million of amortization expense for the three months ended June 30, 2015 related primarily to the write-off of the debt discount and deferred financing costs associated with the early repayment of outstanding debt. On April 1, 2015, we repaid the 2015 term loan, which represented the remaining $5.0 million principal balance on the amended mezzanine loan and security agreement. This debt was initially scheduled to mature in June of 2017, however, we elected to use a portion of our initial public offering proceeds to repay these amounts and incurred no early repayment penalty.

Comparison of Six Months Ended June 30, 2014 and 2015

	Six Months Ended June 30,
	2014		2015
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands, except percentages)
Revenue, net	$40,724	100.0%	$63,166	100.0%	$22,442	55.1%
Traffic acquisition costs	16,671	40.9%	25,118	39.8%	8,447	50.7%
Other cost of revenue	3,066	7.5%	6,583	10.4%	3,517	114.7%
Gross profit	20,987	51.5%	31,465	49.8%	10,478	49.9%
Operating expenses:
Sales and marketing	16,271	40.0%	25,638	40.6%	9,367	57.6%
Research and development	6,373	15.6%	10,079	16.0%	3,706	58.2%
General and administrative	5,320	13.1%	7,095	11.2%	1,775	33.4%
Total operating expenses	27,964	68.7%	42,812	67.8%	14,848	53.1%
Loss from operations	(6,977)	(17.1)%	(11,347)	(18.0)%	(4,370)	62.6%
Other expense (income):
Interest expense	399	1.0%	870	1.4%	471	118.0%
Amortization of debt discount	13	—%	1,108	1.8%	1,095	*
Amortization of deferred financing costs	3	—%	181	0.3%	178	*
Derivative fair value adjustment related to common stock warrants	41	0.1%	(482)	(0.8)%	(523)	*
Other income	(2)	—%	—	—%	2	(100.0)%
Total other expense	454	1.1%	1,677	2.7%	1,223	269.4%
Loss before income taxes	(7,431)	(18.2)%	(13,024)	(20.6)%	(5,593)	75.3%
Provision for income taxes	—	—%	—	—%	—	—%
Net loss	$(7,431)	(18.2)%	$(13,024)	(20.6)%	$(5,593)	75.3%

*	Not meaningful.
Revenue.  Revenue increased by $22.4 million, or 55.1%, from $40.7 million for the six months ended June 30, 2014 to $63.2 million for the six months ended June 30, 2015. This growth was primarily attributable to an increase in the number of enterprise customers during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The number of enterprise customers increased 59.0% from 378 as of June 30, 2014 to 601 as of June 30, 2015. This increase was partially offset by a decrease in our revenue per enterprise customer of 2.4% for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.
Traffic acquisition costs.  Traffic acquisition costs increased by $8.4 million, or 50.7%, from $16.7 million for the six months ended June 30, 2014 to $25.1 million for six months ended June 30, 2015. The increase in traffic acquisition costs was attributable to the increased volume of impressions purchased on RTB exchanges. As a percentage of revenue, traffic acquisition costs decreased from 40.9% for six months ended June 30, 2014 to 39.8% for six months ended June 30, 2015.
Other cost of revenue.  Other cost of revenue increased by $3.5 million, or 114.7%, from $3.1 million for the six months ended June 30, 2014 to $6.6 million for the six months ended June 30, 2015. The increase in other cost of revenue was primarily attributable to a $1.1 million increase in expenses related to amortization of internal-use software and depreciation. We also experienced a $0.8 million increase in salaries and personnel-related costs. The number of full-time employees dedicated to executing our marketing campaigns increased from 10 at June 30, 2014 to 18 at June 30, 2015. In addition, there was an increase in third-party advertisement-serving costs of $0.6 million, a $0.7 million increase in purchases of third-party data and a $0.3 million increase in third-party data center costs related to an increase in the volume of impressions delivered. As a percentage of revenue, other cost of revenue increased from 7.5% for the six months ended June 30, 2014 to 10.4% for the six months ended June 30, 2015.

Sales and marketing.  Sales and marketing expense increased by $9.4 million, or 57.6%, from $16.3 million, or 40.0% of revenue, for the six months ended June 30, 2014, to $25.6 million, or 40.6% of revenue, for the six months ended June 30, 2015. The increase in sales and marketing expense was primarily attributable to a $6.2 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. The number of full-time sales and marketing employees increased from 137 at June 30, 2014 to 183 at June 30, 2015. In addition, we experienced an increase in marketing, advertising and promotional events, and travel costs of $2.3 million as we focused on marketing our software solution to generate awareness, expanding our footprint with existing advertiser customers, and increasing the adoption of our software solution by new customers. We also experienced a $0.6 million increase in allocated overhead costs and a $0.3 million increase related to corporate communications.
Research and development.  Research and development expense increased by $3.7 million, or 58.2%, from $6.4 million, or 15.6% of revenue, for the six months ended June 30, 2014, to $10.1 million, or 16.0% of revenue, for the six months ended June 30, 2015. The increase in research and development expense was primarily attributable to a $4.1 million increase in salaries and personnel-related costs associated with an increase in research and development personnel. The number of full-time research and development employees increased from 85 at June 30, 2014 to 133 at June 30, 2015. In addition, we experienced an increase in allocated overhead of $0.6 million, an increase in travel, consulting and other costs of $0.2 million and an increase of $0.1 million in purchases of third-party data. These increases were partially offset by an increase in the amount of capitalization related to internal-use software costs of $1.3 million.
General and administrative.  General and administrative expense increased by $1.8 million, or 33.4%, from $5.3 million, or 13.1% of revenue, for the six months ended June 30, 2014, to $7.1 million, or 11.2% of revenue, for the six months ended June 30, 2015. The increase in general and administrative expense was primarily attributable to a $1.7 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business. The number of full-time general and administrative employees increased from 27 at June 30, 2014 to 44 at June 30, 2015. In addition, we experienced a $0.7 million increase in insurance costs, legal fees and other corporate administration costs. These increases were partially offset by a $0.5 million decrease in consulting and professional fees related to our transition to a public company and a $0.1 million decrease in travel costs.
Interest expense.  Interest expense increased by $0.5 million, or 118.0%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2015. The increase in interest expense was primarily due to additional borrowings under our previous revolving line of credit and equipment line of credit, and our new loan agreements entered into in June 2014.
Amortization expense.  Amortization of debt discount and amortization of deferred financing costs for the six months ended June 30, 2015 related primarily to the early repayment of outstanding debt. In March 2015, we repaid the first and second tranches of the amended mezzanine loan and security agreement totaling $15.0 million. On April 1, 2015, we repaid the 2015 term loan, which represented the remaining $5.0 million principal balance on the amended mezzanine loan and security agreement. This debt was initially scheduled to mature in June of 2017, however, we elected to use a portion of our initial public offering proceeds to repay these amounts and incurred no early repayment penalty. The $1.3 million related to amortization expense relates to the write-off of the debt discount and deferred financing costs related to the amended mezzanine loan and security agreement.
Derivative fair value adjustment related to common stock warrants.  For the six months ended June 30, 2015, the change in fair value of common stock warrants related entirely to the fair value adjustment of $0.5 million for instruments granted to our lender under our loan agreements entered into in June 2014.

Liquidity and Capital Resources
Sources of Liquidity
Historically, we have funded our operations primarily through private placements of convertible preferred stock and bank borrowings. On March 11, 2015, we completed our initial public offering of our common stock. We sold an aggregate of 6,500,000 shares of common stock at a public offering price of $11.50 per share. Net proceeds to us were $69.5 million, after deducting underwriting discounts and commissions, and before deducting offering expenses of $3.8 million. Upon the completion of our initial public offering, all outstanding shares of our convertible preferred stock were converted into an aggregate of 14,848,824 shares of common stock.
We receive payments from agencies once they collect payment from our customers they represent. We are often required to pay for advertising space prior to the receipt of payment from our agency customers. We draw upon our line of credit described below to manage our cash flows.
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
On March 20, 2015 and March 30, 2015, we repaid the first and second tranches of the amended mezzanine loan and security agreement totaling $15.0 million. On April 1, 2015, we repaid the 2015 term loan, which represented the remaining $5.0 million principal balance on the amended mezzanine loan and security agreement.  As of that date, we had no outstanding principal balances related to the amended mezzanine loan and security agreement.
As of June 30, 2015, we were in compliance with the covenants contained in the amended loan and security agreement.

The following table summarizes the outstanding short-term balance related to the loan and security agreement, as of June 30 (in thousands):

2015
Amended New Revolving Line of Credit	$26,550
Total	$26,550
Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and cash flows as of and for the periods ended (in thousands):

	Six Months Ended June 30,
	2014	2015
Cash and cash equivalents	$15,164	$54,591
Accounts receivable, net	$25,991	$35,109
Working capital	$23,607	$42,762
Cash (used in) provided by:
Operating activities	$(4,032)	$(3,112)
Investing activities	$833	$(5,055)
Financing activities	$9,568	$49,803

Our cash and cash equivalents at June 30, 2015 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts that are currently providing a minimal return. We maintain minimal cash and cash equivalents outside of the United States. As of June 30, 2015, we had no undistributed earnings of our foreign subsidiary and intend to permanently reinvest any future foreign earnings.
Cash Flows
Operating Activities
Cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and corporate infrastructure to support the increase in revenue and anticipated growth of our business. Cash used in operating activities has typically been generated from net losses and further increased by changes in our working capital, particularly in the areas of accounts receivable, accounts payable and accrued liabilities, adjusted for non-cash items such as depreciation and amortization expense and stock-based compensation expense.
Our accounts receivable collection cycles can vary from period-to-period based on common payment practices employed by advertising agencies. However, our agreements with RTB exchanges typically are based on standard payment terms. As a result, the timing of cash receipts and vendor payments can significantly impact our cash used in operations for any period presented. During the fourth quarter of each fiscal year, our working capital needs may increase due to the seasonality of our business. This increase is driven by the fact that we have to make timely payments to RTB exchanges and other vendors, but customer payments may be delayed beyond the contractual terms of the customers’ invoices.
For the six months ended June 30, 2014, our net cash used to fund operating activities of $4.0 million consisted primarily of a net loss of $7.4 million, offset by $1.0 million of cash provided by changes in working capital and $2.2 million in adjustments for non-cash items. Adjustments for non-cash items consisted primarily of depreciation and amortization expense of $1.4 million and non-cash stock-based compensation expense of approximately $0.7 million. For the six months ended June 30, 2014, changes in working capital consisted primarily of an increase in accounts payable and accrued expenses and other current liabilities of $0.8 million and $3.0 million, respectively, primarily driven by additional legal, audit, consulting and other operating costs during the period to support our growth. This increase was partially offset by decreases in operating cash flow due to a $1.8 million increase in accounts receivable as a result of increased revenue during the period and an increase in prepaid expenses and other current assets of $1.0 million due to the timing of payments related to our operating activities.

For the six months ended June 30, 2015, our net cash used to fund operating activities of $3.1 million consisted primarily of a net loss of $13.0 million, offset by $4.3 million of cash provided by changes in working capital and $5.2 million in adjustments for non-cash items. Adjustments for non-cash items consisted of depreciation and amortization expense of $2.6 million, non-cash stock-based compensation expense of approximately $1.7 million, change in the fair value of warrants of $0.5 million and debt related amortization of $1.3 million. For the six months ended June 30, 2015, changes in working capital consisted primarily of a $6.2 million decrease in accounts receivable as a result of collections subsequent to increased advertising activity during the holiday season and a $2.6 million increase in accrued expenses and other current liabilities primarily driven by additional operating, sales, marketing and development costs. These increases in operating cash flow were offset by a decrease in accounts payable of $3.6 million primarily driven by payments of impression purchases, advertisement-serving and other operating costs and an increase in prepaid expenses and other current assets of $0.9 million due to the timing of payments related to our operating activities.
Investing Activities
During the six months ended June 30, 2014 and 2015, investing activities consisted primarily of purchases of property and equipment to support our growth as well as capitalized internal-use software development costs and changes to restricted cash. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our internal-use software platform. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future.
Financing Activities
Prior to our initial public offering, financing activities have consisted primarily of net proceeds from the issuance of convertible preferred stock, net borrowings under our credit facilities and proceeds from the exercise of stock options and convertible preferred stock warrants.
For the six months ended June 30, 2014, net cash provided by financing activities was $9.6 million, consisting primarily of net borrowings under our credit facilities. For the six months ended June 30, 2015, net cash provided by financing activities was $49.8 million related primarily to our public offering. The price of the shares sold in the public offering was $11.50 per share with a total of 6,500,000 shares. Net proceeds to us were $69.5 million, after deducting underwriting discounts and commissions, and before deducting offering expenses of $3.8 million. This increase in cash provided from financing activities was partially offset by net repayments of our debt balances of $18.4 million.
Operating and Capital Expenditure Requirements
We believe that our existing cash balances, together with the available borrowing capacity under our revolving line of credit, will be sufficient to meet our anticipated cash requirements through at least the next 12 months.

Contractual Obligations
Our principal commitments consist of obligations under our outstanding debt facilities, non-cancelable leases for our office space and computer equipment and purchase commitments for our co-location and other support services.
The following table summarizes these contractual obligations at June 30, 2015. Future events could cause actual payments to differ from these estimates.

	Payment Due by Period
		Less than 1 Year			More than 5 Years
Contractual Obligations(1)	Total		1 - 3 Years	3 - 5 Years
	(in thousands)
Debt:
Amended Mezzanine Loan and Security Agreement	$—	$—	$—	$—	$—
Amended New Revolving Line of Credit	26,550	26,550	—	—	—
Interest payments	834	834	—	—	—
Operating lease obligations	11,688	2,121	4,569	3,337	1,661
Purchase commitments	3,674	2,880	790	4	—
Total contractual obligations	$42,746	$32,385	$5,359	$3,341	$1,661

(1)	Interest payment projections on our loan and security agreement assume that we will not incur a material change in our outstanding borrowing and a maturity date of June 12, 2016.
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
On March 20, 2015 and March 30, 2015, we repaid the first and second tranches of the amended mezzanine loan and security agreement totaling $15.0 million. On April 1, 2015, we repaid the 2015 term loan, which represented the remaining $5.0 million principal balance on the amended mezzanine loan and security agreement.  As of that date, we had no outstanding principal balances related to this agreement.
Off‑Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements, we believe that the assumptions and estimates associated with revenue recognition, accounts receivable and allowances for doubtful accounts, internal-use software development costs, and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our prospectus dated March 5, 2015, filed with the SEC on March 6, 2015, pursuant to Rule 424(b)(4) under the Securities Act.
Recently Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance provides financial statement presentation guidance on whether an unrecognized tax benefit must be presented as either a reduction to a deferred tax asset or separately as a liability. We adopted ASU 2013-11 effective January 1, 2014. The adoption of this pronouncement did not have a material impact on our consolidated results of operations, financial position or cash flows.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim or annual periods beginning after December 15, 2017. We plan to adopt ASU 2014-09 as of January 1, 2018. Early adoption is permitted as of the original effective date in ASU 2014-09, which is interim or annual periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this guidance on our consolidated results of operations, financial position and cash flows.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for interim or annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and are currently evaluating the impact of the adoption of this guidance on our consolidated results of operations, financial position and cash flows.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This guidance applies to reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments (1) modify whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership and (3) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective in the first interim period beginning on or after December 15, 2015, and entities have the option of using the full retrospective or modified retrospective application to adopt the standard. We are currently evaluating the impact of the adoption of this guidance on our consolidated results of operations, financial position and cash flows.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This accounting standards update is to simplify the presentation of debt issuance cost. The new guidance requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. The accounting standards update does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective in the first interim period beginning on or after December 15, 2015, and must be applied on a retrospective basis. We are currently evaluating the impact of the adoption of this guidance on our consolidated results of operations, financial position and cash flows.
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This accounting standards update is to provide guidance about a customer’s accounting for fees paid in a cloud computing arrangement. The new guidance notes that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-03 is effective in the first interim period beginning on or after December 15, 2015, and can be applied retrospectively or prospectively. We are currently evaluating the impact of the adoption of this guidance on our consolidated results of operations, financial position and cash flows.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. This accounting standards update clarifies various topics in the FASB ASC and is effective for the interim and annual periods ending after December 15, 2015. Early adoption is permitted. We do not expect any material impact from adoption of this guidance on our consolidated results of operations, financial position and cash flows.

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
Interest Rate Sensitivity
We are subject to interest rate risk in connection with our $26.6 million outstanding under the amended loan and security agreement as of June 30, 2015. Borrowings under this agreement are subject to interest, charged at the prime referenced rate plus a potential applicable margin of 1.00%. Assuming our outstanding debt remains consistent with the outstanding balance reported as of June 30, 2015, a 100-basis point change to the interest rate would result in an approximate $0.3 million change in our annual interest expense on our outstanding borrowings.
Concentration Risk
Our cash and cash equivalents as of June 30, 2015 are held at financial institutions that management believes to be of high credit quality. While we maintain our balances in several FDIC insured operating accounts, our cash accounts exceed federally insured limits. Our concentration of our operating capital could harm our business, financial condition and results of operations.
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

Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We commenced operations in 2006 and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we have experienced substantial revenue growth in recent years, we may not be able to sustain this rate of growth or even maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries. Our and our business prospects will depend in large part on our ability to:

•	build a reputation for a superior solution and create trust and long-term relationships with customers and advertising agencies;

•	distinguish ourselves from competitors in our industry;

•	develop and offer a competitive technology platform and offerings that meet our customers’ evolving needs;

•	maintain and expand our relationships with the real-time bidding, or RTB, exchanges through which we execute our customers’ digital marketing campaigns;

•	respond to evolving industry standards and government regulations that impact our business, particularly in the areas of data collection and consumer privacy;

•	prevent or otherwise mitigate failures or breaches of security or privacy;

•	expand our business internationally; and

•	attract, hire, integrate and retain qualified and motivated employees.
We may need to adapt our current operations to scale our business and achieve long-term profitability. If we are unable to meet one or more of these objectives or fail to implement these changes effectively and on a timely basis, or if we are unable to implement them at all, our revenue may decline, we may not be able to achieve further growth or long-term profitability and our business may suffer.

We have a history of losses, we expect our operating expenses to continue to increase substantially and we may not achieve or sustain profitability in the future.
We incurred net losses of $6.8 million, $0.2 million and $13.0 million in 2012, 2013 and 2014, respectively, and a net loss of $13.0 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $41.9 million. Although our revenue has increased significantly in recent periods, we may not be able to achieve or sustain profitability or this revenue growth rate. In addition, our operating expenses have increased with our revenue growth and we expect our traffic acquisition costs and operating expenses to continue to increase substantially as we expand our business, including adding sales, marketing and related support employees in existing and new territories, engineering employees to support continued investments in our technology platform and general and administrative employees to support our growth and expansion as well as our transition to being a public company. If we do not achieve and sustain profitability, our revenue growth rate declines or our expenses exceed expectations, our financial performance will be adversely affected.
If the MaxPoint Intelligence Platform does not accurately predict the most likely local buyers for specific products, we could lose revenue, which would have a material adverse impact on our operating results and financial condition.
Our solution depends on the ability of the MaxPoint Intelligence Platform to accurately predict the most likely communities of local buyers for specific products and to serve advertisements for those products to those communities. We do not have long-term commitments from our customers and it is relatively easy for our customers or the advertising agencies acting on their behalf to seek alternative providers of digital marketing solutions, as there are no significant switching costs. Thus, we must continuously deliver satisfactory results for our customers to maintain and increase revenue, which depends in part on the continued performance of the MaxPoint Intelligence Platform. Our failure to continuously innovate and improve on the algorithms underlying the MaxPoint Intelligence Platform could result in poor performance, which could in turn result in our customers ceasing to use our solution, which would have a material adverse impact on our operating results and financial condition.
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

•	changes in demand for and pricing of our MaxPoint Intelligence Platform;

•	the impact of macroeconomic factors and seasonality on our customers’ businesses and budgets for digital marketing campaigns, particularly our consumer product and retail customers;

•	unpredictable sales cycles;

•	changes in our pricing policies, or the pricing policies of our competitors, RTB exchanges or other third-party service providers;

•	the addition or loss of customers;

•	the growth or reduction of business with current customers or advertising agencies that act on their behalf;

•	changes in our customers’ advertising budget allocations, agency affiliations or marketing strategies;

•	changes and uncertainty in the regulatory environment for us or our customers;

•	changes in the availability of media inventory through RTB exchanges;

•	the introduction of new technologies, products or service offerings by our competitors;

•	changes in our operating expenses and capital expenditures; and

•	costs related to acquisitions of people, businesses or technologies.
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
Competition for our customers’ advertising budgets is intense, and we expect competition to increase in the future with more advertising occurring online. Our principal competition includes traditional advertising and direct marketing companies, such as Gannett Company, Inc., The McClatchy Company, News America Marketing, Valassis Communications, Inc. and Valpak Direct Marketing Systems, Inc. In addition, we compete or may compete with:

•	companies that offer demand-side platforms that allow customers to purchase inventory directly from RTB exchanges or other third parties;

•	advertising networks and advertising agencies;

•	traditional advertising channels, such as television, radio and print;

•	services offered through large online portals, such as Yahoo! Inc. and Google Inc.;

•	companies providing online search advertising, for which we do not offer a solution; and

•	technology companies providing online marketing platforms focused on local businesses.
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
As the use of cookies and other tracking mechanisms has received ongoing media attention, and some government regulators and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have website browsing recorded. In 2010, the Federal Trade Commission, or FTC, issued a staff report criticizing the advertising industry’s self-regulatory efforts as too slow and lacking adequate consumer protections. The FTC emphasized a need for simplified notice, choice and transparency to consumers regarding collection, use and sharing of data, and it suggested implementing a “Do Not Track” browser setting that allows consumers to choose whether to allow “tracking” of their online browsing activities. For example, in a 2012 report, the FTC encouraged continued improvements in consumer choice with respect to behavioral advertising and full implementation of a “Do Not Track” mechanism. All of the major Internet browsers have implemented some version of a “Do Not Track” setting. Microsoft’s Internet Explorer 10 includes a “Do Not Track” setting that is selected by default. However, there is no definition of “tracking,” no clarity as to the specific technologies or practices that would be affected, no consensus regarding what message is conveyed by a “Do Not Track” setting and no industry standards regarding how to respond to a “Do Not Track” preference. The World Wide Web Consortium chartered a “Tracking Protection Working Group” in 2011 to convene a multi-stakeholder group of academics, thought leaders, companies, industry groups and consumer advocacy organizations, to create a voluntary “Do Not Track” standard for the web. The group has yet to agree upon a standard. The FTC has stated that it will pursue a legislative solution if the industry cannot agree upon a standard. The “Do-Not-Track Online Act of 2013” was introduced in the United States Senate in February 2013, and similar legislation has been and could be introduced at the federal and state levels. If a “Do Not Track” browser setting is adopted by many Internet users, and the standard either imposed by state or federal legislation, or agreed upon by standard setting groups, prohibits us from using non-personal data as we currently do, then that could hinder growth of advertising and content production on the web generally, cause us to change our business practices and have a material adverse effect on our business.
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
Legislation and government regulation, including laws and regulations that limit our ability to collect and analyze the data we use in our MaxPoint Intelligence Platform, could adversely affect our business and operating results. U.S. and foreign governments have enacted or are considering legislation related to online advertising, and we expect to see an increase in legislation and regulation related to advertising online, the use of geolocation data to inform advertising, the collection and use of anonymous Internet user data and unique device or other identifiers (such as IP addresses or mobile device identifiers), and other data protection and privacy regulation. Such legislation or regulation could affect the costs of doing business online, and may adversely affect the demand for our solution or otherwise harm our business, results of operations, and financial condition. For example, a wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. While we do not collect data that traditionally has been considered personal data by U.S. regulators (such as name, email address, address, phone numbers, social security numbers, credit card numbers or individualized financial or health data), we typically do collect and store IP addresses, device identifiers, geolocation information, cookie data and other data that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. Evolving and changing definitions of personal data, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine or device identifiers, location data, and other information, have in the past, and may cause us in the future, to change our business practices, or may limit or inhibit our ability to operate or expand our business. Similarly, the law is unsettled concerning the definition and permissible uses of “sensitive” data, including with respect to certain financial, geolocation and health data. Regulators and legislators have proposed additional limitations on the collection and use of such data, which could have a material adverse effect on our business. More generally, data protection and privacy-related laws and regulations are evolving and may result in ever‑increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

In addition, data security is of increasing concern to U.S., state and foreign regulators and, as a result, the legal standards for data security and the consequences for violating those standards continue to evolve. And the threat posed by cyber-attacks and data breaches continues to grow. While we take measures to protect the security of information that we collect, use, and disclose in the operation of our business, and to offer certain privacy protections with respect to such information, such measures may not always be effective. In addition, while we take steps to avoid collecting personally identifiable data about consumers, we may inadvertently receive this information from customers or from the advertising agencies that act on their behalf or through the process of delivering advertising.
In the United States, our privacy, data security and handling practices are subject to regulation at both the federal and state level, and the FTC and many states actively enforce against unfair and deceptive trade practices, including the violation of privacy policies and representations. Outside of the United States, our privacy and data handling practices are subject to regulation by data protection authorities and other regulators in the countries in which we do business. Our failure to comply with applicable laws and regulations concerning privacy or data security, or to protect personal data, could result in enforcement action against us, including fines, imprisonment of our officers, and public censure; claims for damages by consumers and other affected individuals; damage to our reputation; and loss of goodwill, any of which could have a material adverse impact on our results of operations, financial performance and business. Moreover, even the perception of privacy or security concerns, whether or not valid, may harm our reputation and inhibit adoption of our solution by current and future customers or the advertising agencies that act on their behalf.
Our ability to generate revenue depends on our collection of significant amounts of data from various sources.
Our ability to deliver our business intelligence and marketing automation software solution depends on our ability to successfully leverage significant amounts of data, including data that we collect from our customers and acquire from third parties, as well as raw data captured by our proprietary consumer purchase intent model. The foundation of our local targeting is our proprietary Digital Zip architecture, a digital grid of households organized into over 44,000 specific neighborhoods, or Digital Zips. We create a profile for each Digital Zip by using third-party data and proprietary data captured by our consumer purchase intent model, including IP addresses and consumer online browsing data, and any limit to our access or use of these types of data could impact our ability to match the most likely community of local buyers with specific products, which could have an adverse effect on our ability to successfully execute our customers’ digital marketing campaigns on a real-time basis. Our customers often share with us enterprise data, such as point of sale and spending information, and certain customers provide us with supply chain management and customer relationship management data. If our enterprise customers do not share their data, our ability to scale and provide our solution could be adversely affected. In addition, our ability to successfully leverage vast amounts of data is dependent upon our continued ability to access and utilize up-to-date data. Our ability to access and use such data could be restricted by a number of factors, including consumer choice, restrictions imposed by our customers, changes in technology and new developments in laws, regulations and industry standards. If the data we utilize is out-of-date or stale, our predictions, recommendations and business intelligence will be ineffective and our reputation will suffer. Further, we sometimes use cookies and other tracking mechanisms to deliver our solution, and certain web browsers, including Safari, currently block or are planning to block some or all third-party cookies by default. As a result, we could be blocked from serving advertisements on the basis of cookies to users that utilize web browsers that block third-party cookies. Any limitation on our ability to collect data would make it more difficult for us to deliver effective solutions that meet the needs of national brands. This, in turn, could adversely affect our business and operating results.

We may experience outages and disruptions of our services or experience data security incidents if we fail to maintain adequate security and supporting infrastructure our systems, which may harm our brand and reputation, result in regulatory enforcement, actions or litigation and negatively impact our revenue and results of operations.
Creating the appropriate support for our technology platform, including storing large amounts of data and managing our computational infrastructure, is expensive and complex, and our failure to create and maintain such support, particularly as we scale our system to support the growth in our business, could result in operational inefficiencies, disruptions or failures and increased vulnerability to cyber-attacks. Cyber-attacks could diminish the quality of our services and our performance for customers. Cyber-attacks could include denial-of-service attacks impacting service availability (including the ability to deliver advertisements) and reliability; the exploitation of software vulnerabilities in Internet-facing applications; social engineering of system administrators (tricking company employees into releasing control of their systems to a hacker) or the introduction of computer viruses or malware into our systems with a view to steal confidential or proprietary data. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and our data or our customers’ data. In addition, we are vulnerable to unintentional errors or malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, or unintentionally or intentionally alter parameters or otherwise interfere with the intended operations of our platform. The steps we take to increase the reliability, integrity and security of our systems as they scale may be expensive and may not prevent system failures or unintended vulnerabilities resulting from the increasing number of persons with access to our systems, complex interactions within our technology platform, the increasing number of connections with third-party partners and vendors’ technology and the increasing volume of data analyzed by our systems. If we experience a security incident involving consumer data, or we do not comply with legal requirements or industry standards concerning data security, we could face regulatory enforcement actions or private litigation. Operational errors or failures or successful cyber-attacks also could result in damage to our reputation and loss of customers and other business partners which could harm our business. In addition, we could be adversely impacted by outages and disruptions in the online platforms of our key business partners, such as the RTB exchanges, which we rely upon for access to inventory.
We use co-location facilities to deliver our services. Any disruption of service at these facilities could harm our business.
We maintain servers at co-location facilities in San Jose, California; Somerset, New Jersey; Morrisville, North Carolina; Austin, Texas; Ashburn, Virgina; and Amsterdam, the Netherlands, and expect to add other data centers at co-location facilities in the future. Although we control the actual computers, networks and storage systems upon which our platform runs, and deploy them to the data center facilities, we do not control the operation of the facilities. The owners of the facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements on commercially reasonable terms, we may be required to transfer to a new facility or facilities, and we may incur significant costs and possible service interruption in connection with doing so.
The facilities are vulnerable to damage or service interruption resulting from human error, intentional bad acts, earthquakes, hurricanes, tornadoes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, any outages or vandalism or other misconduct, or a decision to close the facility without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. If we were to lose the data stored in any of our co-location facilities, it could take several days, if not weeks, to recreate this data from multiple sources, which could result in significant negative impact on our business operations, and potential damage to our customer and advertising agency relationships. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time.
Any changes in service levels at the co-location facilities or any errors, defects, disruptions or other performance problems at or related to the facilities that affect our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might reduce our revenue, subject us to potential liability, or result in reduced usage of our platform.
We also depend on third-party Internet-hosting providers and continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our Internet-hosting or bandwidth providers for any reason or if their services are disrupted, for example due to viruses or “denial-of-service” or other attacks on their systems, or due to human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes or similar events, we could experience disruption in our ability to offer our solution or we could be required to retain the services of replacement providers, which could increase our operating costs and harm our business and reputation.

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
We expect our revenue, operating results, cash flow from operations and other key operating and performance metrics to vary from quarter to quarter in part due to the seasonal nature of our customers’ spending on digital marketing campaigns. For example, many advertisers tend to devote a significant portion of their advertising budgets to the fourth quarter of the calendar year to coincide with consumer holiday spending. Moreover, media inventory in the fourth quarter may be more expensive due to increased demand for media inventory. Our historical revenue growth has partially masked the impact of seasonality, but if our growth rate declines or seasonal spending by our customers on marketing campaigns becomes more pronounced, seasonality could have a material impact on our revenue, operating results, cash flow from operations and other key operating and performance metrics from period-to-period.
We do not have long-term commitments from our customers, and we may not be able to retain customers or attract new customers to sustain or grow current revenue.
Most of our customers do business with us by placing insertion orders for particular digital marketing campaigns, either directly or through advertising agencies that act on their behalf. We rarely have any commitment from a customer beyond the campaign governed by a particular insertion order, and we frequently must compete to win further business from a customer. In accordance with the Interactive Advertising Bureau our insertion orders may also be cancelled by customers or their advertising agencies prior to the completion of the campaign without penalty. As a result, our success is dependent upon our ability to outperform our competitors and win repeat business from existing customers, while continually expanding the number of customers for which we provide services. Because we do not have long-term agreements, we may not accurately predict future revenue streams, and we cannot guarantee that our current customers will continue to use our solution, or that we will be able to replace departing customers with new customers that provide us with comparable revenue.
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
Our business depends in part on providing our customers with a service that they trust, and we have contractual commitments to take reasonable measures to prevent customers’ advertisements from appearing on undesirable websites or on certain websites that they identify. We use proprietary technology to detect click fraud and block inventory that we suspect to be fraudulent. We also use third-party services in an effort to prevent our customers’ advertisements from appearing on undesirable websites. Preventing and combating fraud requires constant vigilance, and we may not always be successful in our efforts to do so. We may serve advertising on web sites that is objectionable to our customers, and we may lose the trust of our customers, which would harm our brand and reputation and negatively impact our business, financial condition and results of operations. We may also purchase inventory inadvertently that proves to be unacceptable for digital marketing campaigns, such as advertising inventory on objectionable or undesirable websites, in which case we would be responsible for the cost and could not bill that cost to any customer.
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
Our media inventory suppliers are generally not bound by long-term agreements. As a result, there is no guarantee that we will have access to a consistent supply of quality inventory. Moreover, the number of competing intermediaries that purchase advertising inventory from RTB exchanges continues to increase, which could put upward pressure on inventory costs. If we are unable to compete favorably for media inventory available on RTB exchanges, or if RTB exchanges decide not to make their media inventory available to us, we may not be able to place advertisements at competitive rates or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner.
Suppliers control the real-time bidding process for the inventory they supply, and their processes may not always work in our favor. For example, suppliers may place restrictions on the use of their inventory, including prohibiting the placement of advertisements on behalf of certain customers. Through the bidding process, we may not win the media inventory that we have selected and may not be able to replace media inventory that is no longer made available to us. Moreover, any material changes to, or the disappearance of, the real-time bidding ecosystem could negatively impact our business by limiting our ability to target and selectively purchase impressions.
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
Failure to comply with industry self-regulation could harm our reputation and our business.
We have committed to complying with the Network Advertising Initiative’s Code of Conduct and the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising in the United States, as well as similar self-regulatory principles in Europe adopted by the Interactive Advertising Bureau—Europe and the European Digital Advertising Alliance. If we make mistakes in the future, or our opt-out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may, as a result, be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies or other accountability groups. Any such action against us could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources and be damaging to our reputation and our business.

Real or perceived errors or failures in our software and systems could adversely affect our operating results and growth prospects and could cause us reputational harm.
We depend upon the sustained and uninterrupted performance of our technology platform to: operate over a thousand digital marketing campaigns at any given time; manage our inventory supply; bid on inventory for each campaign; serve or direct a third party to serve advertising; collect, process and interpret data; optimize campaign performance in real time and provide billing information to our financial systems. If our technology platform cannot scale to meet demand, or if there are errors in our execution of any of these functions on our platform, then our business may be harmed. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made. We do not have the capability to test new releases or updates to our code on a small subset of digital marketing campaigns, which means that bugs or errors in code could impact all campaigns on our platform. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, we have experienced failures in our bidding system to recognize or respond to budget restrictions for digital marketing campaigns, resulting in overspending on media inventory, and we may in the future have failures in our systems that cause us to buy more media than our customers are contractually obligated to pay for, which could be costly and harm our operating results. Errors or failures in our software could also result in negative publicity, damage to our reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required or choose to expend additional resources to help mitigate any problems resulting from errors in our software. We may make errors in the measurement of our digital marketing campaigns causing discrepancies with our customers’ measurements leading to a lack in confidence in our technology platform. If measurement errors or discrepancies relate to marketing campaigns for which we have billed amounts to customers, we may have the need to provide the customer with “make-goods,” or standard credits given to advertisers for campaigns that have not been delivered properly. Alleviating problems resulting from errors in our software could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which would adversely impact our financial position, results of operations and growth prospects.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in additional public or private equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be adversely affected.
Our corporate culture has contributed to our success, and if we cannot maintain it as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.
We are undergoing rapid growth. As of June 30, 2015, we had 371 employees in the United States and seven employees in the United Kingdom, compared with 254 employees in the United States and five employees in the United Kingdom as of June 30, 2014. We intend to further expand our overall headcount and operations both domestically and internationally, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, passion for customers and focus on execution, while facilitating knowledge sharing across our organization. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
We rely on advertising agencies that act on behalf of our customers, and we incur the cost of a digital marketing campaign before we bill for our services. Potential delays in payment or non-payment could have an adverse effect on our results of operations and financial condition.
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
Because we generally bill our customers over the term of the agreement, near-term declines in new or renewed agreements generating revenue may not be reflected immediately in our operating results.
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
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected. We rely on trademark, copyright, trade secret and patent laws, confidentiality procedures and contractual provisions to protect our proprietary methods and technologies. Our patent strategy is still in its early stages and while we have a small number of pending patent applications, valid patents may not be issued from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or offerings and services. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the recent America Invents Act, and other national governments and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain adequate patent protection, or to prevent third parties from infringing upon or misappropriating our intellectual property.
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
Although such third parties may offer a license to their technology, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and ultimately may not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from providing certain solutions or services or that requires us to pay substantial damages, including treble damages if we are found to have willfully infringed such claimant’s patents or copyrights, royalties or other fees. Any of these events could seriously harm our business, operating results and financial condition.

Our solution relies on third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our solution or cause us to make generally available portions of our proprietary code.
Our platform relies on software licensed to us by third-party authors under “open source” licenses. The use of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar solutions with lower development effort and time and ultimately put us at a competitive disadvantage.
Although we monitor our use of open source software to avoid subjecting our solution to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our services. Moreover, we cannot guarantee that our processes for controlling our use of open source software will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue operating our platform on terms that are not economically feasible, to re-engineer our platform or the supporting computational infrastructure to discontinue use of certain code, or to make generally available, in source code form, portions of our proprietary code, any of which could adversely affect our business, operating results and financial condition.
Our growth depends, in part, on the success of our strategic relationships with third parties, including ready access to hardware in key locations to facilitate the delivery of our solution and reliable management of Internet traffic.
We anticipate that we will continue to depend on various third-party relationships to grow our business. We continue to pursue additional relationships with third parties, such as technology and content providers, RTB exchanges, market research companies, co-location facilities and other strategic partners. Identifying, negotiating and documenting relationships with third parties requires significant time and resources as does integrating third-party data and services.
Our agreements with providers of technology, data, computer hardware, co-location facilities and RTB exchanges are typically non-exclusive, do not prohibit them from working with our competitors or from offering competing services and do not typically have minimum purchase commitments. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce purchases of our solution. In addition, these third parties may not perform as expected under our agreements with them, and we may have disagreements or disputes with such third parties, which could negatively affect our brand and reputation.
In particular, our continued growth depends on our ability to source computer hardware, including servers built to our specifications, and the ability to locate those servers and related hardware in co-location facilities in the most desirable locations to facilitate the timely delivery of our services. Similarly, disruptions in the services provided at co-location facilities that we rely upon can degrade the level of services that we can provide, which may harm our business. We also rely on our integration with many third-party technology providers to execute our business on a daily basis. We must efficiently direct a large amount of network traffic to and from our servers to consider tens of billions of bid requests per day, and each bid typically must take place in approximately 100 milliseconds. We rely on a third-party domain name service, or DNS, to direct traffic to our closest data center for efficient processing. If our DNS provider experiences disruptions or performance problems, this could result in inefficient balancing of traffic across our servers as well as impair or prevent web browser connectivity to our site, which may harm our business.
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
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, accrued liabilities and income taxes.
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

We are subject to government regulations concerning our employees, including wage-hour laws and taxes.
We are subject to applicable rules and regulations relating to our relationship with our employees, including health benefits, unemployment and similar taxes, overtime and working conditions, immigration status and classification of employee benefits for tax purposes. Legislated increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Moreover, we are subject to various laws and regulations in federal, state and foreign jurisdictions that impose varying rules and obligations on us with respect to the classification of employee benefits for income tax and other purposes and that require us to report and/or withhold in respect of such items. In addition, many employers nationally have been subject to actions brought by governmental agencies and private individuals under wage‑hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements and failure to pay overtime wages properly, with such actions sometimes brought as class actions, and these actions can result in material liabilities and expenses. Should we be subject to employment litigation, such as actions involving wage-hour, overtime, break and working time, it may distract our management from business matters and result in increased labor costs.
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
The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and sell our solution, the jurisdictions in which we operate, how tax authorities assess revenue-based taxes such as sales and use taxes, the scope of our international operations and the value we ascribe to our intercompany transactions. Taxing authorities may challenge our tax positions and methodologies for valuing developed technology or intercompany arrangements, as well as our positions regarding jurisdictions in which we are subject to certain taxes, which could expose us to additional taxes and increase our worldwide effective tax rate. Any adverse outcomes of such challenges to our tax positions could result in additional taxes for prior periods, interest, and penalties as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. An increase in our tax expense could have a negative effect on our financial position and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial position and results of operations.

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
The trading price of our common stock has been and may be volatile for the foreseeable future.  In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations. Factors that could cause fluctuations in the trading price of our common stock, in addition to those in this “Risk Factors” section, include the following:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations meet the expectations of securities analysts or investors or those expectations change;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries, or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	lock-up releases and sales of large blocks of our common stock;

•	departures of key employees; or

•	an adverse impact on the company from any of the other risks cited in this report.
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
Sales of substantial amounts of our common stock in the public markets, including when the “lock-up” or “market standoff” period ends, or the perception that sales might occur, could reduce the price of our common stock and may dilute your voting power and your ownership interest in us.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Subject to certain exceptions, we and all of our directors and officers and substantially all of our stockholders have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock until September 2, 2015. When the lock-up period expires, we and our locked-up stockholders will be able to sell shares in the public market. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares upon expiration of the lock-up period, or the perception that such sales may occur, or early release of the lock-up, could cause our share price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
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
Our directors and executive officers and their affiliates, in the aggregate, beneficially own approximately 58% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2015. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations involves legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2016, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our initial public offering, we were never required to test our internal controls within a specified period, and, as a result, we may experience difficulty in producing accurate financial statements.
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
For so long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be until March 5, 2020. Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
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
We have never declared or paid any dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases. In addition, our loan and security agreement contains a restriction on our ability to pay dividends.
Our loan and security agreement contains covenants that may restrict our business and financing activities.
Borrowings under our loan and security agreement are secured by substantially all of our assets. Our loan and security agreement also restricts our ability to, among other things:

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
The covenants in our loan and security agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under our loan and security agreement. If not waived, future defaults could cause all of the outstanding indebtedness under our loan and security agreement to become immediately due and payable and terminate all commitments to extend further credit.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

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

•
the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business or our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

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
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds
On March 11, 2015, we consummated our initial public offering of 6,500,000 shares of our common stock at a public offering price of $11.50 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-201833), which was declared effective by the SEC on March 5, 2015. Goldman, Sachs & Co., Deutsche Bank Securities Inc. and Pacific Crest Securities LLC acted as joint book-running managers for the offering. The total gross proceeds from the offering to us were approximately $74.8 million. After deducting underwriting discounts and commissions of approximately $5.2 million and offering expenses payable by us of $3.8 million, we received $65.7 million. During the six months ended June 30, 2015 we repaid $20.0 million of long-term debt prior to maturity. We maintain the funds received in our operating cash accounts.
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

MAXPOINT INTERACTIVE, INC.

Date: August 12, 2015	By:	/ s / Joseph Epperson
	Name:	Joseph Epperson
	Title:	President, Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/ s / Brad Schomber
	Name:	Brad Schomber
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of MaxPoint Interactive, Inc.	8-K	001-36864	3.1	3/12/2015
3.2	Amended and Restated Bylaws of MaxPoint Interactive, Inc.	8-K	001-36864	3.2	3/12/2015
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of MaxPoint Interactive, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, regardless of any general incorporation language contained in any filing.