Form 10-Q
period 2015-09-30
MaxPoint Interactive, Inc.
filed 2015-11-13
CIK 1611231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No    ☒
There were 26,100,302 shares of the registrant’s common stock outstanding as of November 2, 2015.

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
Some of the key factors that could cause actual results to differ from our expectations include:

•	our limited operating history, particularly as a newly public company, which makes it difficult to evaluate our current business and future prospects;

•	our ability to achieve or sustain profitability;

•	our ability to attract new customers or increase the allocation of our existing customers' marketing spend to us;

•	our ability to develop new products and services or enhance our existing products and services;

•	the effects of increased competition in our market and our ability to compete effectively;

•	our ability to comply with, and the effect on our business of, evolving legal standards and regulations, particularly concerning privacy and data protection;

•	the seasonality of our business;

•	changes in our customers' advertising budget allocations, agency affiliations or marketing strategies;

•	our dependence on the continued growth of the digital advertising market;

•	our ability to maintain a supply of media inventory or impressions;

•	our ability to retain key employees and attract additional key employees;

•	our ability to maintain effective internal controls;

•	our recognition of revenue from customer subscriptions over the term of the customer agreements; and

•	general market, political, economic and business conditions.

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
MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of December 31,	As of September 30,
	2014	2015
Assets
Current assets:
Cash and cash equivalents	$12,949	$48,864
Accounts receivable, net	41,303	34,262
Prepaid expenses and other current assets	879	1,871
Restricted cash, short-term	—	4,337
Total current assets	55,131	89,334
Property, equipment and software, net	10,653	19,159
Deferred offering costs	2,845	—
Restricted cash, long-term	4,900	—
Other long-term assets	168	121
Total assets	$73,697	$108,614
Liabilities, Convertible preferred stock and Stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$18,141	$14,393
Accrued expenses and other current liabilities	7,796	11,146
Short-term debt	—	27,625
Total current liabilities	25,937	53,164
Long-term debt, net	44,127	—
Other long-term liabilities	2,316	811
Total liabilities	72,380	53,975
Commitments and contingencies (See Note 7)
Convertible preferred stock:
Convertible Series A preferred stock, $0.00005 par value; 2,486,507 shares authorized, 2,383,745 shares issued and outstanding as of December 31, 2014; no shares authorized, issued and outstanding as of September 30, 2015; liquidation preference of $1,387 as of December 31, 2014	1,387	—
Convertible Series B preferred stock, $0.00005 par value; 3,649,368 shares authorized, 3,649,368 shares issued and outstanding as of December 31, 2014; no shares authorized, issued and outstanding as of September 30, 2015; liquidation preference of $3,089 as of December 31, 2014	3,089	—
Convertible Series C preferred stock, $0.00005 par value; 5,406,501 shares authorized, 5,406,501 shares issued and outstanding as of December 31, 2014; no shares authorized, issued and outstanding as of September 30, 2015; liquidation preference of $8,000 as of December 31, 2014	8,000	—
Convertible Series D preferred stock, $0.00005 par value; 3,409,250 shares authorized, 3,409,210 shares issued and outstanding as of December 31, 2014; no shares authorized, issued and outstanding as of September 30, 2015; liquidation preference of $13,000 as of December 31, 2014	13,000	—
Total convertible preferred stock	25,476	—
Stockholders’ (deficit) equity:
Common stock, $0.00005 par value; 22,000,000 shares authorized, 4,217,419 shares issued and outstanding as of December 31, 2014; 500,000,000 shares authorized, 25,958,074 shares issued and outstanding as of September 30, 2015	—	1
Additional paid-in capital	4,732	101,368
Accumulated other comprehensive loss	(44)	(58)
Accumulated deficit	(28,847)	(46,672)
Total stockholders’ (deficit) equity	(24,159)	54,639
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$73,697	$108,614
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue, net	$27,140	$35,969	$67,864	$99,135
Traffic acquisition costs	10,881	12,935	27,552	38,053
Other cost of revenue	2,294	4,280	5,360	10,863
Gross profit	13,965	18,754	34,952	50,219
Operating expenses:
Sales and marketing	10,634	12,883	26,905	38,521
Research and development	3,729	6,127	10,102	16,206
General and administrative	3,120	4,347	8,440	11,442
Total operating expenses	17,483	23,357	45,447	66,169
Loss from operations	(3,518)	(4,603)	(10,495)	(15,950)
Other expense (income):
Interest expense	426	190	825	1,060
Amortization of debt discount	79	—	92	1,108
Amortization of deferred financing costs	14	8	17	189
Derivative fair value adjustment related to common stock warrants	30	—	71	(482)
Other income	—	—	(2)	—
Total other expense	549	198	1,003	1,875
Loss before income taxes	(4,067)	(4,801)	(11,498)	(17,825)
Provision for income taxes	—	—	—	—
Net loss	$(4,067)	$(4,801)	$(11,498)	$(17,825)

Net loss per basic and diluted share of common stock	$(1.04)	$(0.19)	$(2.97)	$(0.88)

Weighted-average shares used to compute net loss per basic and diluted share of common stock	3,929,420	25,943,082	3,868,010	20,356,482
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net loss	$(4,067)	$(4,801)	$(11,498)	$(17,825)
Other comprehensive loss:
Foreign currency translation adjustments	(16)	(22)	(25)	(14)
Comprehensive loss	$(4,083)	$(4,823)	$(11,523)	$(17,839)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity

	Shares	Amount
Balance—January 1, 2015	4,217,419	$—	$4,732	$(44)	$(28,847)	$(24,159)
Issuance of common stock from initial public offering, net of issuance costs	6,500,000	—	65,736	—	—	65,736
Conversion of convertible preferred stock to common stock	14,848,824	1	25,475	—	—	25,476
Exercise of stock options	391,831	—	684	—	—	684
Stock-based compensation	—	—	2,929	—	—	2,929
Issuance of common stock warrant	—	—	335	—	—	335
Warrant derivative liability reclassified to additional paid-in capital	—	—	1,132	—	—	1,132
Liability-based option awards reclassified to additional paid-in capital	—	—	288	—	—	288
Vesting of restricted stock subject to repurchase	—	—	57	—	—	57
Foreign currency translation adjustments	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(17,825)	(17,825)
Balance—September 30, 2015	25,958,074	$1	$101,368	$(58)	$(46,672)	$54,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2015
Cash flows from operating activities:
Net loss	$(11,498)	$(17,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,180	4,270
Stock-based compensation expense	1,454	2,756
Change in fair value of warrants	71	(482)
Bad debt expense	—	177
Amortization of debt discount	92	1,108
Amortization of deferred financing costs	17	189
Changes in operating assets and liabilities:
Accounts receivable	(5,214)	6,855
Prepaid expenses and other current assets	(418)	(1,038)
Security deposits	(7)	(41)
Accounts payable	2,775	(5,611)
Accrued expenses and other current liabilities	2,120	4,653
Other long-term liabilities	247	570
Net cash used in operating activities	(8,181)	(4,419)
Cash flows from investing activities:
Purchases of property, equipment and software	(2,211)	(6,069)
Capitalized internal-use software costs	(2,857)	(4,721)
Changes to restricted cash	3,500	563
Net cash used in investing activities	(1,568)	(10,227)
Cash flows from financing activities:
Proceeds from the issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	69,518
Payments of costs related to initial public offering	(683)	(2,304)
Proceeds from debt	45,129	10,225
Repayment of debt	(31,177)	(27,500)
Proceeds from stock option exercises	260	684
Payments of issuance costs related to debt	(146)	(57)
Proceeds from unvested stock option exercises	57	—
Net cash provided by financing activities	13,440	50,566
Effect of exchange rate changes on cash and cash equivalents	(16)	(5)
Net increase in cash and cash equivalents	3,675	35,915
Cash and cash equivalents at beginning of period	8,805	12,949
Cash and cash equivalents at end of period	$12,480	$48,864
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2015
Supplemental disclosures of other cash flow information:
Cash paid for interest	$756	$1,245
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable and accruals	$506	$2,527
Vesting of restricted stock subject to repurchase	$2	$57
Issuance of lender warrants allocated to debt discount	$943	$335
Conversion of convertible preferred stock to common stock	$—	$25,476
Warrant derivative liability reclassified to additional paid-in capital	$—	$1,132
Liability-based option awards reclassified to additional paid-in capital	$—	$288
Deferred offering costs included in accounts payable and accruals	$1,980	$—
Deferred offering costs reclassified to additional paid-in capital	$—	$3,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Presentation
Organization
MaxPoint Interactive, Inc. (the “Company”) was incorporated in September 2006 under the state laws of Delaware. The Company is a provider of a business intelligence and marketing automation solution. The Company’s customers are located in the United States and Europe and consist primarily of enterprises with national brands in the consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment industries. The Company’s MaxPoint Intelligence Platform predicts the most likely local buyers of a specific product at a particular retail location and then executes cross-channel digital marketing campaigns to reach these buyers on behalf of the Company’s customers. The Company is headquartered in Morrisville, North Carolina and has offices across the United States and one in the United Kingdom.
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

Unaudited Interim Condensed Consolidated Financial Information
The condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and applicable rules and regulations of the Securities and Exchange Commission’s (“SEC”) Rule 10-01 of Regulation S-X for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss, changes in stockholders’ (deficit) equity and cash flows. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 dated March 5, 2015.
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
In accordance with a new loan and security agreement (the “New Loan and Security Agreement”) entered into in June 2014 and described in Note 3, the Company is required to maintain, at all times, $5.0 million, consisting of the sum of: (i) cash held at the lender (determined in accordance with the New Loan and Security Agreement); plus (ii) the unused availability amount on its revolving line of credit; plus (iii) the undrawn portion of an advance related to a term loan and security agreement (the “Mezzanine Loan and Security Agreement"). The Company has recorded $4.3 million of restricted cash as of September 30, 2015 based on its availability under the New Loan and Security Agreement of $0.7 million as of that date.
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
As of December 31, 2014 and September 30, 2015, the Company did not have any customers or advertising agencies that individually comprised a significant concentration of its accounts receivable. For the three and nine months ended September 30, 2014 and 2015, the Company did not have any customers that individually comprised a significant concentration of its revenue.

Allowance for Doubtful Accounts
The Company extends credit to its customers without requiring collateral. Accounts receivable are stated at net realizable value. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due. The Company’s estimate is based on historical collection experience and the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. At December 31, 2014 and September 30, 2015, the Company had reserved for $0.2 million and $0.3 million of its accounts receivable balance, respectively.
The following table presents the changes in the allowance for doubtful accounts for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Allowance for doubtful accounts:
Balance, beginning of period	$416	$159	$716	$179
Add: adjustment for bad debts	—	177	—	177
Less: write-offs, net of recoveries	—	(13)	(300)	(33)
Balance, end of period	$416	$323	$416	$323
Internal-Use Software Development Costs
The Company capitalizes certain costs associated with software developed for internal use, primarily consisting of direct labor costs associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred); the application development stage (certain costs are capitalized and certain costs are expensed as incurred); and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage primarily include costs of designing, coding and testing the software. Capitalization of costs requires judgment in determining when a project has reached the application development stage and the period over which the Company expects to benefit from the use of that software. Once the software is placed in service, these capitalized costs are amortized using the straight-line method over the estimated useful life of the software.
Internal-use software development costs of $1.1 million and $1.6 million were capitalized during the three months ended September 30, 2014 and 2015, respectively. Internal-use software development costs of $2.9 million and $4.7 million were capitalized during the nine months ended September 30, 2014 and 2015, respectively. Capitalized internal-use software development costs are included in property, equipment and software, net in the condensed consolidated balance sheets.

Amortization expense related to the capitalized internal-use software was $0.4 million and $0.6 million for the three months ended September 30, 2014 and 2015, respectively, and $1.0 million and $1.8 million for the nine months ended September 30, 2014 and 2015, respectively, and is primarily included in other cost of revenue and research and development expense in the condensed consolidated statements of operations. The net book value of capitalized internal-use software was $5.6 million and $8.6 million at December 31, 2014 and September 30, 2015, respectively.

Deferred Offering Costs
Deferred offering costs are expenses directly related to the IPO. These costs consist of legal, accounting, printing and filing fees that the Company capitalized, including fees incurred by the independent registered public accounting firm directly related to the offering. The deferred offering costs were offset against the IPO proceeds on the Closing Date and were settled to additional paid-in capital.

Common Stock Warrants
In accordance with the Mezzanine Loan and Security Agreement entered into on June 12, 2014 and described in Note 3, the Company issued warrants to the lender to purchase 100,000 shares of common stock (the “Lender Warrants”) at an exercise price of $11.36 per share. The warrants are exercisable for an additional 50,000 shares of common stock at an exercise price of $11.36 per share, if the second tranche of $5.0 million was drawn prior to December 31, 2014. The fair value of the warrants on the date of grant totaled approximately $0.9 million and was recorded as a discount on long-term debt and as a long-term liability in the condensed consolidated balance sheets. The debt discount was being amortized over the term of the Mezzanine Loan and Security Agreement as reflected in the condensed consolidated statements of operations. On December 16, 2014 the Company borrowed the second tranche of the Mezzanine Loan and Security Agreement in the amount of $5.0 million and the portion of the warrants related to the additional 50,000 shares of common stock became exercisable on that date. As of December 31, 2014, these warrants were classified as liabilities because the Company did not meet the criteria under the relevant accounting standard for treatment as equity instruments. As a result, these warrants were remeasured to their fair value at the end of each reporting period. As described above, on February 10, 2015 the Company increased its number of authorized common shares. On that date, these outstanding warrants satisfied the criteria to be treated as equity instruments and the related liabilities were reclassified to additional paid-in capital. The change in fair value between January 1, 2015 and February 10, 2015 was recorded as a derivative fair value adjustment related to common stock warrants in the condensed consolidated statements of operations. For the three months ended September 30, 2014 and 2015, the Company recorded approximately $0.03 million and zero in fair value adjustments related to these Lender Warrants, respectively. For the nine months ended September 30, 2014 and 2015, the Company recorded approximately $0.07 million and $0.5 million in fair value adjustments related to these Lender Warrants, respectively.
On February 12, 2015, the Company amended its Mezzanine Loan and Security Agreement, (the “Amended Mezzanine Loan and Security Agreement”), as described in Note 3. The Amended Mezzanine Loan and Security Agreement increased available borrowings by $5.0 million. An additional draw under the Amended Mezzanine Loan and Security Agreement occurred on February 12, 2015. There was no modification to the maturity date or any other significant terms of the Amended Mezzanine Loan and Security Agreement. As part of the Amended Mezzanine Loan and Security Agreement, the Company issued an additional warrant to the lender (“Additional Lender Warrant”) to purchase 50,000 shares of common stock at a price of $15.18 per share. The fair value of the Additional Lender Warrant on the date of grant totaled approximately $0.3 million and was recorded as a discount on long-term debt and as additional paid-in capital in the condensed consolidated balance sheets as the warrant met the criteria under the relevant accounting standard for treatment as an equity instrument. The debt discount was being amortized over the term of the Amended Mezzanine Loan and Security Agreement as reflected in the condensed consolidated statements of operations.
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

The following table presents the changes in the Company’s Lender Warrants measured at fair value on a recurring basis during the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Balance, beginning of period	$984	$—	$—	$1,614
Issuance of warrants	—	—	943	—
Change in fair value of warrants liability	30	—	71	(482)
Reclassification of warrants to equity	—	—	—	(1,132)
Balance, end of period	$1,014	$—	$1,014	$—
The following table presents the changes in the recorded liability associated with certain of the Company’s stock option awards which, as described in Note 6, have been accounted for as liability-based awards during the nine months ended September 30 (in thousands):

	2014	2015
Balance, beginning of period	$—	$461
Change in fair value of stock options classified as liability awards	—	(173)
Reclassification of stock options classified as liability awards to equity	—	(288)
Balance, end of period	$—	$—
The Company did not have any liability-based stock option awards that were measured at fair value on a recurring basis for the three months ended September 30, 2014 and 2015.
The Company's Lender Warrants and liability-based stock option awards are considered Level 3 financial instruments.
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
The following table summarizes the assumptions used for estimating the fair value of the Lender Warrants for the nine months ended September 30:

	2014	2015
Risk-free interest rate	2.49% - 2.53%	1.97%
Expected term (years)	9.70 - 9.96	9.34
Expected volatility	57% - 58%	58%
Dividend yield	—%	—%

The following table summarizes the assumptions used for estimating the fair value of the stock options classified as liability awards for the nine months ended September 30:

2015
Risk-free interest rate	1.46% - 1.67%
Expected term (years)	4.74 - 6.03
Expected volatility	51% - 53%
Dividend yield	—%
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
Research and Development
Research and development expenses include costs associated with the ongoing development of the Company’s technology, including compensation and employee benefits and allocated costs associated with the Company’s engineering and research and development departments, as well as costs for contracted services and supplies.
Stock-Based Compensation
The Company accounts for stock options granted to employees based on their estimated fair values on the date of grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The stock-based compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.
The Company accounts for stock options issued to non-employees based on the fair value of the awards determined using the Black-Scholes option pricing model. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the option award.
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
Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period’s earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential effect of dilutive securities. In addition, the Company analyzed the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share in which it is assumed that the outstanding participating securities converted into common stock at the beginning of the period. The Company reported the more dilutive of the approaches (two-class or if-converted) as its diluted net income per share during each reporting period. Due to the net loss for the three and nine months ended September 30, 2014, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
Subsequent to the completion of the IPO, the Company calculates net loss per basic share by dividing net loss by the weighted-average number of shares outstanding during the reporting period. The Company calculates net loss per diluted share by dividing net loss by the weighted-average number of shares outstanding during the reporting period plus the effects of any dilutive common stock-based instruments. Due to the net loss for the three and nine months ended September 30, 2015, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

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

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09, as amended by ASU 2015-14, is effective for interim or annual periods beginning after December 15, 2017. The Company plans to adopt ASU 2014-09 as of January 1, 2018. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations, financial position and cash flows.
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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This accounting standards update is to simplify the presentation of debt issuance cost. The new guidance requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. The accounting standards update does not affect the recognition and measurement guidance for debt issuance costs. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This accounting standards update states that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. This guidance becomes effective in the first interim period beginning on or after December 15, 2015, and must be applied on a retrospective basis. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations, financial position and cash flows.
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
The first debt arrangement is the New Loan and Security Agreement. The New Loan and Security Agreement includes a revolving line of credit of potential maximum aggregate advances (the “New Revolving Line of Credit”) totaling $30.0 million. The amount available is: (a) the lesser of (i) the New Revolving Line of Credit or (ii) the amount available under the borrowing base (defined as 85% of eligible accounts receivable); minus (b) the outstanding principal balance of any advances. The New Revolving Line of Credit is secured by substantially all of the Company’s assets. The New Revolving Line of Credit has a maturity date of June 12, 2016. The interest rate on outstanding amounts under the New Revolving Line of Credit is a floating rate per annum equal to the prime referenced rate plus a potential applicable margin of 1.00%. Interest is payable monthly. In addition, the Company is required to maintain, at all times, $5.0 million, consisting of the sum of: (i) cash held at the lender (determined in accordance with the New Loan and Security Agreement); plus (ii) the unused availability amount; plus (iii) the undrawn portion of the term loan advance related to the Mezzanine Loan and Security Agreement, described below. As of September 30, 2015, the Company was in compliance with this requirement.
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
Under the terms of the New Loan and Security Agreement and the Mezzanine Loan and Security Agreement, the Company is required to meet and maintain certain customary financial and nonfinancial covenants, one of which restricts the Company’s ability to pay any dividends or make any distribution or payment to redeem, retire or purchase any capital stock, subject to certain specified exceptions. In addition, the Company must maintain with the lender all of its primary domestic operating and other deposit and investment accounts consisting of at least 95% of the Company’s total cash and cash equivalents balance. As of September 30, 2015, the Company was in compliance with all such covenants.
On February 12, 2015, the Company amended its New Loan and Security Agreement (the “Amended New Loan and Security Agreement”) and its Mezzanine Loan and Security Agreement (the Amended Mezzanine Loan and Security Agreement). The amended New Revolving Line of Credit (the “Amended New Revolving Line of Credit”) was increased by $5.0 million and allows for total potential maximum aggregate advances of $35.0 million. The amount of unused availability as of September 30, 2015 was $0.7 million. The effective interest rate for the Amended New Revolving Line of Credit was 3.25% as of September 30, 2015. In addition, the Amended Mezzanine Loan and Security Agreement increased available borrowings by $5.0 million (the “2015 Term Loan”). An additional draw under the Amended Mezzanine Loan and Security Agreement occurred on February 12, 2015. There was no modification to the maturity dates or any other significant terms to either the Amended New Loan and Security Agreement or the Amended Mezzanine Loan and Security Agreement. As described in Note 2, as part of the Amended Mezzanine Loan and Security Agreement, the Company issued an additional warrant to the lender (Additional Lender Warrant) to purchase 50,000 shares of common stock at a price of $15.18 per share.
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

Debt consisted of the following as of December 31, 2014 and September 30, 2015 (in thousands):

	2014	2015
Amended Mezzanine Loan and Security Agreement	$15,000	$—
Discount on Amended Mezzanine Loan and Security Agreement	(773)	—
Amended New Revolving Line of Credit	29,900	27,625
Total debt	44,127	27,625
Less: short-term debt	—	(27,625)
Long-term debt, net	$44,127	$—

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
Common Stock Reserved for Issuance
The Company’s shares of common stock reserved for issuance as of December 31, 2014 and September 30, 2015 were as follows:

	2014		2015
Series A convertible preferred stock	2,383,745		—
Series B convertible preferred stock	3,649,368		—
Series C convertible preferred stock	5,406,501		—
Series D convertible preferred stock	3,409,210		—
Lender Warrants and Additional Lender Warrant to purchase common stock	150,000		200,000
Stock options outstanding	3,425,117	(1)	4,209,703
Possible future issuance under equity incentive plan	—		1,762,181
Possible future issuance under employee stock purchase plan	—		375,000
Total shares reserved	18,423,941		6,546,884

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
Summary of Activity
The following table presents a summary of activity for the convertible preferred stock issued and outstanding for the nine months ended September 30, 2015 (in thousands):

	Convertible Preferred Stock
	Series A	Series B	Series C	Series D	Total Amount
Balance, December 31, 2014	$1,387	$3,089	$8,000	$13,000	$25,476
Conversion to common stock upon IPO	(1,387)	(3,089)	(8,000)	(13,000)	(25,476)
Balance, September 30, 2015	$—	$—	$—	$—	$—

6. Stock-Based Compensation
Equity Incentive Plans
Prior to the IPO, the Company had a stock-based compensation plan, the 2010 Equity Incentive Plan (the “2010 Plan”) under which the Company granted options to purchase shares of common stock to employees, directors and consultants.
In January 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which was subsequently ratified by its stockholders in February 2015. The 2015 Plan became effective immediately on adoption although no awards were to be made under it until the Effective Date. The 2015 Plan is the successor to and continuation of the 2010 Plan. As of the Effective Date, no additional awards were to be granted under the 2010 Plan, but all stock awards granted under the 2010 Plan remain subject to their existing terms. The number of shares of the Company’s common stock reserved for issuance under the 2015 Plan equaled the sum of 2,500,000 shares plus up to 4,537,868 shares reserved for issuance under the 2010 Plan. Of this amount, 1,762,181 shares are available for future grants to employees, non-employee directors, consultants and advisors as of September 30, 2015.

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
The compensation committee of the Company’s board of directors administers the 2015 Plan. The compensation committee has complete discretion to make all decisions relating to the 2015 Plan and outstanding awards. The Company’s board of directors may amend or terminate the 2015 Plan at any time. If the Company’s board of directors amends the 2015 Plan, it does not need stockholder approval of the amendment unless required by applicable law, regulation or rules. The 2015 Plan will terminate automatically 10 years after the later of the date when the Company’s board of directors adopted the 2015 Plan, or approved the latest share increase that was also approved by the Company’s stockholders.
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
The Plan allows for grants of stock options that may be exercised before the options have vested at the discretion and determination of the board of directors. Shares issued as a result of the early exercise of stock options are subject to repurchase by the Company upon termination of service. As of December 31, 2014 and September 30, 2015, there were 5,000 and no shares, respectively, subject to the Company’s right of repurchase. Payments received from early exercises are recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets and reclassified to additional paid-in capital as the options vest.
Stock-based compensation expense related to stock options is included in the following line items in the condensed consolidated statements of operations for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015 (1)
Other cost of revenue	$4	$21	$11	$53
Sales and marketing	161	184	331	526
Research and development	216	303	461	765
General and administrative	388	382	651	1,052
	$769	$890	$1,454	$2,396

(1)
Stock-based compensation expense included a favorable $0.2 million fair value adjustment related to stock option liability awards prior to reclassification to additional paid-in capital during the nine months ended September 30, 2015.

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

The following table summarizes the assumptions used for estimating the fair value of stock options granted to employees for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Risk-free interest rate	1.74% - 1.86%	1.57% - 1.76%	1.32% - 2.04%	1.57% - 1.87%
Expected term (years)	5.27 - 5.77	6.08	4.00 - 6.08	6.03 - 6.08
Expected volatility	50% - 56%	58% - 59%	50% - 60%	53% - 59%
Dividend yield	—%	—%	—%	—%
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding balance at January 1, 2015	3,425,117	$7.51	8.36	$26,260
Granted	1,420,500	6.76
Exercised	(391,831)	1.75
Cancelled	(244,083)	9.70
Outstanding balance at September 30, 2015	4,209,703	$7.67	8.40	$2,792
Exercisable at September 30, 2015	1,635,565	$5.78	7.13	$2,584
Vested and expected to vest at September 30, 2015	3,828,984	$7.69	8.28	$2,788
The weighted-average grant date fair value for the Company’s stock options granted was $6.79 and $2.70 per share during the three months ended September 30, 2014 and 2015, respectively. The weighted-average grant date fair value for the Company’s stock options granted was $6.89 and $3.33 per share during the nine months ended September 30, 2014 and 2015, respectively. The total compensation cost related to unvested stock options not yet recognized as of September 30, 2015 was $11.2 million and will be recognized over a weighted-average period of approximately 1.56 years. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2014 and 2015 was $1.2 million and $0.1 million, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2014 and 2015 was $2.7 million and $3.6 million, respectively.
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
As described in Note 1, on February 10, 2015, the Company increased its number of authorized common shares by 3,000,000 shares. As the number of shares authorized was in excess of those committed for other purposes as of that date, the liability-based awards described above were reclassified to equity-based awards at fair value and reclassified to additional paid-in capital. The favorable fair value adjustment for liability-based awards for the nine months ended September 30, 2015 was $0.2 million. The reclassification from other long-term liabilities to additional paid-in capital on the condensed consolidated balance sheets was $0.3 million as of February 10, 2015. See Note 2 for the assumptions used in determining the fair value adjustment related to these liability-based awards.

Employee Stock Purchase Plan
In January 2015, the Company’s board of directors adopted the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was subsequently ratified by its stockholders in February 2015. The 2015 ESPP began as of the Effective Date.
The 2015 ESPP allows eligible employees to purchase shares of common stock through payroll deductions of up to 15% of their eligible compensation, subject to a total maximum share number of 1,500 per offering period and maximum share value of $25,000 per calendar year. The price at which common stock is purchased under the 2015 ESPP is equal to 85% of the fair market value of the common stock on the first day of an offering period or on the purchase date, whichever is lower. The current offering period commenced on March 5, 2015 and will allow eligible participants to purchase each share of common stock at the lower of 85% of $11.50, or 85% of the fair market value of the common stock on the purchase date. The Company has accumulated employee withholdings of $0.9 million as of September 30, 2015 associated with the next purchase date.
Stock-based compensation expense related to the 2015 ESPP is included in the following line items in the condensed consolidated statements of operations for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Other cost of revenue	$9	$15
Sales and marketing	51	130
Research and development	80	165
General and administrative	20	50
	$160	$360
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
The following table summarizes the assumptions used in the Black-Scholes option pricing model for estimating the fair value of shares to be granted under the 2015 ESPP for the three and nine months ended September 30:

2015
Risk-free interest rate	0.1%
Expected term (years)	0.59
Expected volatility	61%
Dividend yield	—%
As of September 30, 2015, the total unrecognized stock-based compensation cost related to the 2015 ESPP was $0.1 million and will be recognized over a period of approximately 0.1 years.

7. Commitments and Contingencies
Litigation
The Company is subject to various legal matters and claims in the ordinary course of business. Although the results of legal proceedings and claims cannot be predicted with certainty, including the matters noted below, in the opinion of management, there are currently no such known matters that will have a material effect on the financial condition, results of operations or cash flows of the Company.
The Company, certain of its officers and directors, and certain investment banking firms who acted as underwriters in connection with the Company’s IPO, have been named as defendants in a putative class action lawsuit filed August 31, 2015 in the United States District Court for the Southern District of New York. The complaint alleges that the defendants violated Sections 11 and 15 of the Securities Act by not including information regarding customer concentration, which the complaint characterizes as a known trend required to be disclosed under Item 303 of Regulation S-K (17 C.F.R. § 229.303), in the Registration Statement filed in connection with the Company’s IPO. The complaint seeks unspecified damages, interest and other costs. The case is still in its initial stage and a lead plaintiff has not yet been appointed. The Company disputes these claims and intends to defend this matter vigorously.
Leases
The Company leases office facilities under operating leases. During the nine months ended September 30, 2015, the Company entered into multiple new and amended operating leases for the purposes of sales and marketing, technology and development and engineering activities.
Future minimum lease payments under non-cancelable operating leases as of September 30, 2015 for the fiscal years indicated are as follows (in thousands):

Year Ending December 31,
2015 (remaining 3 months)	$526
2016	1,896
2017	1,821
2018	1,690
2019	1,090
Thereafter	874
Total minimum lease payments	$7,897
Future minimum lease payments due under certain operating lease arrangements contain fixed rent increases and rent abatements over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over future minimum lease payments due has been reported in accrued expenses and other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2014 and September 30, 2015, deferred rent related to these leases totaled $0.3 million and $0.9 million, respectively.
Total rent expense for the three months ended September 30, 2014 and 2015 was $0.4 million and $0.6 million, respectively. Total rent expense for the nine months ended September 30, 2014 and 2015 was $0.9 million and $1.5 million, respectively.
Purchase Commitments
The Company has $3.6 million of non-cancelable contractual commitments as of September 30, 2015, primarily related to third-party data centers and other support services. Of these commitments, $2.7 million, $0.7 million and $0.2 million are due within the next year, within the next two years and within the next three years, respectively.

Indemnification Agreements
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. Under certain circumstances, the Company’s indemnification obligations may include the cost of advancing legal expenses and indemnifying its officers, directors and underwriters for costs arising out of the litigation described above under “Commitments and Contingencies—Litigation,” to the extent such costs are not covered by the Company’s directors’ and officers’ liability insurance. No demands have been made upon the Company to provide indemnification under such agreements, and thus there are no claims that the Company is aware of that could have a material effect on the Company’s financial position, results of operations or cash flows.
8. Earnings Per Share
Diluted loss per share is the same as basic loss per share for the three and nine months ended September 30, 2014 and 2015 because the effects of potentially dilutive items were anti-dilutive given the Company’s net losses in those periods.
The following securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Convertible preferred stock:
Series A	2,383,745	—	2,383,745	—
Series B	3,649,368	—	3,649,368	—
Series C	5,406,501	—	5,406,501	—
Series D	3,409,210	—	3,409,210	—
Common stock subject to repurchase	5,291	—	5,291	—
Lender Warrants and Additional Lender Warrant to purchase common stock	100,000	200,000	100,000	200,000
2015 ESPP	—	173,734	—	173,734
Stock options	3,347,970	4,209,703	3,347,970	4,209,703

9. Related Party
On August 15, 2015, the Company entered into a consulting agreement with Kevin Dulsky, a non-employee board member. Mr. Dulsky agreed to consult with and advise the Company from time to time, at the Company’s request, on business development and strategic planning matters. Mr. Dulsky will be paid an hourly fee for his services provided, in addition to reimbursement for reasonable expenses. Mr. Dulsky or the Company may terminate the agreement at any time by giving the other party fifteen days’ notice.
For the three and nine months ended September 30, 2015, the Company incurred $0.02 million of expense related to this agreement that is classified in general and administrative expenses within the condensed consolidated statements of operations. As of September 30, 2015, $0.02 million was classified in accounts payable within the condensed consolidated balance sheets related to this agreement.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We provide a leading business intelligence and marketing automation software service, which we refer to as our solution, that enables national brands to drive local, in-store sales. National brands use our MaxPoint Intelligence Platform to predict the most likely local buyers of a specific product at a particular retail location and then execute cross-channel digital marketing campaigns to reach these buyers. The foundation for our local targeting is our proprietary Digital Zip architecture, a digital grid of households organized into specific neighborhoods, or Digital Zips, which can be as small as a couple of city blocks. We have over 44,000, 8,800 and 5,300 Digital Zips in the United States, the United Kingdom and Canada, respectively. Through a combination of our proprietary and third-party data, we create a profile for each Digital Zip based on shared demographic and financial traits, such as family size, income level, education, age and historical purchasing behavior. Business intelligence is at the core of our solution, which leverages high-velocity data processing and proprietary statistical models to continuously analyze more than 20 billion daily data attributes to delineate consumers’ real-time purchase intent. By identifying and reaching only the most likely local buyers with digital customized product offers for local stores, national brands can more efficiently and effectively run local marketing campaigns, thereby increasing in-store sales and reducing wasted marketing spend associated with traditional approaches. We provide a technology-driven alternative to traditional local marketing methods for national brands across a number of industries where transactions take place predominantly offline, such as consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment.

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
Our diverse customer base consists primarily of enterprises with national brands in the consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment industries. We sell our solution either directly to our customers or through advertising agencies that act on behalf of our customers. We have worked with each of the top 20 leading national advertisers and each of the top 10 advertising agencies in the United States as ranked in 2014 by Advertising Age. As of September 30, 2015, we had 670 enterprise customers as described in “Key Financial and Operating Performance Metrics.” Our customer agreements typically have terms of less than three months and are cancelable at any time, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. Our revenue recognition policies are discussed in more detail under “Critical Accounting Policies and Significant Judgments and Estimates.”

Since our inception in 2006, we have focused on developing our solutions to address the challenges that national brands experience with local marketing. During our early years, we focused largely on product development, which resulted in the introduction of our MaxPoint Intelligence Platform in 2011 as a service primarily run by us on behalf of our customers. Since 2013, our customers have also had the ability to directly interface with the MaxPoint Intelligence Platform software service. We have grown our revenue from $27.1 million for the three months ended September 30, 2014 to $36.0 million for the three months ended September 30, 2015. Our revenue increased from $67.9 million for the nine months ended September 30, 2014 to $99.1 million for the nine months ended September 30, 2015. To date, substantially all of our revenue has come from sales in the United States.
Our goal is to be the leading strategic partner assisting national brands in driving local, in-store sales. The core elements of our growth strategy include increasing our share of existing customer spend, acquiring new customers, further penetrating new industries, continuing to innovate and invest in our technology and expanding internationally. To accomplish our goal, we plan to invest for long-term growth. We anticipate that our operating expenses will increase in the foreseeable future as we execute the core elements of our growth strategy. While these investments will likely reduce our profitability in the near term, we believe they will contribute to our long-term growth.
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
Key Financial and Operating Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our performance and project our future performance. Revenue is discussed under the headings “Results of Operations,” “Comparison of Three Months Ended September 30, 2014 and 2015” and “Comparison of Nine Months Ended September 30, 2014 and 2015.” Revenue ex-TAC, Adjusted EBITDA, number of enterprise customers, Non-GAAP net loss and Non-GAAP net loss per basic and diluted share are discussed under the heading “Non-GAAP Financial Measures and Operating Performance Metrics.” The following metrics aid us in developing and refining our growth strategies and making strategic decisions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands, except number of enterprise customers)
Revenue	$27,140	$35,969	$67,864	$99,135
Revenue ex-TAC	$16,259	$23,034	$40,312	$61,082
Adjusted EBITDA	$(1,989)	$(1,925)	$(6,859)	$(8,924)
Number of enterprise customers	431	670	431	670

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Revenue	$27,140	$35,969	$67,864	$99,135
Less: traffic acquisition costs	(10,881)	(12,935)	(27,552)	(38,053)
Revenue ex-TAC	$16,259	$23,034	$40,312	$61,082
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

Because of these and other limitations, we consider, and you should consider, Adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Net loss	$(4,067)	$(4,801)	$(11,498)	$(17,825)
Adjustments:
Interest expense	426	190	825	1,060
Amortization of debt discount	79	—	92	1,108
Amortization of deferred financing costs	14	8	17	189
Provision for income taxes	—	—	—	—
Depreciation and amortization	760	1,628	2,180	4,270
Stock-based compensation	769	1,050	1,454	2,756
Change in fair value of warrants	30	—	71	(482)
Adjusted EBITDA	$(1,989)	$(1,925)	$(6,859)	$(8,924)

The following table presents a detail of depreciation and amortization expense included above for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Other cost of revenue	$439	$1,144	$1,140	$2,942
Sales and marketing	88	111	308	300
Research and development	215	348	673	966
General and administrative	18	25	59	62
Total depreciation and amortization	$760	$1,628	$2,180	$4,270
The following table presents a detail of total stock-based compensation included above for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Other cost of revenue	$4	$30	$11	$68
Sales and marketing	161	235	331	656
Research and development	216	383	461	930
General and administrative	388	402	651	1,102
Total stock-based compensation	$769	$1,050	$1,454	$2,756

Number of Enterprise Customers
Our number of enterprise customers is a key operating metric. We believe our ability to increase the revenue we generate from existing customers and attract new customers is an important component of our growth strategy. We also believe that those customers from which we have generated more than $10,000 of revenue during any trailing twelve-month period best identifies customers that are actively using our solution and contribute more meaningfully to revenue. We refer to these customers as our enterprise customers. Our ability to generate additional revenue from our enterprise customers is an important indicator of our ability to grow revenue over time. As of September 30, 2014 and 2015, customers from which we have generated less than $10,000 of revenue during the previous trailing twelve-month period have accounted for less than 2% of our revenue.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Net loss	$(4,067)	$(4,801)	$(11,498)	$(17,825)
Stock-based compensation	769	1,050	1,454	2,756
Non-GAAP net loss	$(3,298)	$(3,751)	$(10,044)	$(15,069)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands, except share and per share data)
Net loss	$(4,067)	$(4,801)	$(11,498)	$(17,825)
Weighted-average shares used to compute net loss per basic and diluted share of common stock	3,929,420	25,943,082	3,868,010	20,356,482
Net loss per basic and diluted share of common stock	$(1.04)	$(0.19)	$(2.97)	$(0.88)

Non-GAAP net loss	$(3,298)	$(3,751)	$(10,044)	$(15,069)

Weighted-average share impact based on actual conversion of convertible preferred stock	—	—	—	(11,041,433)
Non-GAAP adjustment for convertible preferred stock	14,848,824	—	14,848,824	14,848,824
Non-GAAP shares used to compute Non-GAAP net loss per basic and diluted share of common stock	18,778,244	25,943,082	18,716,834	24,163,873
Non-GAAP net loss per basic and diluted share of common stock	$(0.18)	$(0.14)	$(0.54)	$(0.62)

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
Further Penetrating New Industries
Historically, we have focused primarily on serving national brands in three industries: consumer products, retail and automotive. We have also expanded into four new industries: financial services, healthcare, telecommunications and entertainment. Our plan is to continue to penetrate these new industries and pursue opportunities in additional industries.

Continuing to Innovate and Invest in our Technology
Our technology is a key factor affecting our performance. We plan to continue to make substantial investments in our technology and research and development to enhance the effectiveness of our solution in an effort to deliver increasing value to our customers. In addition to improving our data processing, business intelligence and marketing execution technologies, we intend to enhance ways that our customers can access and utilize our solution and extract greater intelligence from the data we aggregate and generate. One recent innovation has been our ability to purchase non-display advertisements through our platform on behalf of our customers, which was introduced in the fourth quarter of 2012. Revenue from non-display advertisements has grown rapidly from 19% of revenue, or approximately $5.1 million, in the third quarter of 2014, to 34% of revenue, or approximately $12.3 million in the third quarter of 2015.
Expanding Internationally
To date, we have focused our efforts on developing our solution for the U.S. market. We believe that our technology and solution can be adapted to other countries where national brands face similar challenges with local marketing. We recently established a presence in the United Kingdom and will continue to explore additional international expansion opportunities.
Seasonality
In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects our highest level of advertising activity, and the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. Our historical results in past years or periods are not necessarily indicative of the results to be expected in the future.
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
Other Cost of Revenue
Other cost of revenue primarily consists of third-party data centers and advertisement-serving costs, depreciation of data center equipment, amortization of capitalized internal-use software cost for revenue-producing technologies, purchases of third-party data for specific marketing campaigns and salaries and personnel-related costs of our employees dedicated to executing our marketing campaigns. The number of employees dedicated to executing our marketing campaigns grew from 16 at September 30, 2014 to 21 at September 30, 2015, and we expect to continue to hire new employees in order to support our anticipated revenue growth. We anticipate other cost of revenue will increase in absolute dollars as our revenue increases.

Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. The number of employees related to these expense categories grew from 275 at September 30, 2014 to 389 at September 30, 2015, and we expect to continue to hire new employees in order to support our anticipated revenue growth.
Sales and marketing expense.  Sales and marketing expense consists primarily of salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses, stock-based compensation expense and commissions. We record expense for commissions over the term of the associated marketing campaign. Additional expenses include marketing, advertising and promotional event programs, corporate communications, travel and allocated overhead costs. The number of employees in our sales and marketing functions grew from 148 at September 30, 2014 to 192 at September 30, 2015, and we expect our sales and marketing expense to increase in absolute dollars in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities in order to continue to grow our business.
Research and development expense.  Research and development expense consists primarily of salaries and personnel-related costs for our engineering and research and development employees, including benefits, bonuses and stock-based compensation expense. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology, third-party data costs purchased for the development and enhancement of our technology platform, consulting and allocated overhead costs. The number of employees in research and development functions increased from 95 at September 30, 2014 to 152 at September 30, 2015. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position.
General and administrative expense.  General and administrative expense consists primarily of salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation expense. Additional expenses include consulting and professional fees, insurance, legal, other corporate expenses and travel. The number of employees in general and administrative functions grew from 32 at September 30, 2014 to 45 at September 30, 2015, and we expect our general and administrative expenses to increase in absolute dollars as a result of operating as a public company. These expenses also include costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, directors’ and officers’ liability insurance, increased professional services and an enhanced investor relations function.
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
Provision for Income Taxes
Provision for income taxes consists of U.S. federal, state and foreign income taxes. We incurred no income tax expense for the three and nine months ended September 30, 2014 and 2015.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)
Revenue, net	$27,140	$35,969	$67,864	$99,135
Traffic acquisition costs	10,881	12,935	27,552	38,053
Other cost of revenue	2,294	4,280	5,360	10,863
Gross profit	13,965	18,754	34,952	50,219
Operating expenses:
Sales and marketing	10,634	12,883	26,905	38,521
Research and development	3,729	6,127	10,102	16,206
General and administrative	3,120	4,347	8,440	11,442
Total operating expenses	17,483	23,357	45,447	66,169
Loss from operations	(3,518)	(4,603)	(10,495)	(15,950)
Other expense (income):
Interest expense	426	190	825	1,060
Amortization of debt discount	79	—	92	1,108
Amortization of deferred financing costs	14	8	17	189
Derivative fair value adjustment related to common stock warrants	30	—	71	(482)
Other income	—	—	(2)	—
Total other expense	549	198	1,003	1,875
Loss before income taxes	(4,067)	(4,801)	(11,498)	(17,825)
Provision for income taxes	—	—	—	—
Net loss	$(4,067)	$(4,801)	$(11,498)	$(17,825)

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(as a percentage of revenue)
Revenue, net	100.0%	100.0%	100.0%	100.0%
Traffic acquisition costs	40.1%	36.0%	40.6%	38.4%
Other cost of revenue	8.5%	11.9%	7.9%	11.0%
Gross profit	51.5%	52.1%	51.5%	50.7%
Operating expenses:
Sales and marketing	39.2%	35.8%	39.6%	38.9%
Research and development	13.7%	17.0%	14.9%	16.3%
General and administrative	11.5%	12.1%	12.4%	11.5%
Total operating expenses	64.4%	64.9%	67.0%	66.7%
Loss from operations	(13.0)%	(12.8)%	(15.5)%	(16.1)%
Other expense (income):
Interest expense	1.6%	0.5%	1.2%	1.1%
Amortization of debt discount	0.3%	—%	0.1%	1.1%
Amortization of deferred financing costs	0.1%	—%	—%	0.2%
Derivative fair value adjustment related to common stock warrants	0.1%	—%	0.1%	(0.5)%
Other income	—%	—%	—%	—%
Total other expense	2.0%	0.6%	1.5%	1.9%
Loss before income taxes	(15.0)%	(13.3)%	(16.9)%	(18.0)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(15.0)%	(13.3)%	(16.9)%	(18.0)%

Comparison of Three Months Ended September 30, 2014 and 2015

	Three Months Ended September 30,
	2014		2015
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands, except percentages)
Revenue, net	$27,140	100.0%	$35,969	100.0%	$8,829	32.5%
Traffic acquisition costs	10,881	40.1%	12,935	36.0%	2,054	18.9%
Other cost of revenue	2,294	8.5%	4,280	11.9%	1,986	86.6%
Gross profit	13,965	51.5%	18,754	52.1%	4,789	34.3%
Operating expenses:
Sales and marketing	10,634	39.2%	12,883	35.8%	2,249	21.1%
Research and development	3,729	13.7%	6,127	17.0%	2,398	64.3%
General and administrative	3,120	11.5%	4,347	12.1%	1,227	39.3%
Total operating expenses	17,483	64.4%	23,357	64.9%	5,874	33.6%
Loss from operations	(3,518)	(13.0)%	(4,603)	(12.8)%	(1,085)	30.8%
Other expense (income):
Interest expense	426	1.6%	190	0.5%	(236)	(55.4)%
Amortization of debt discount	79	0.3%	—	—%	(79)	(100.0)%
Amortization of deferred financing costs	14	0.1%	8	—%	(6)	(42.9)%
Derivative fair value adjustment related to common stock warrants	30	0.1%	—	—%	(30)	(100.0)%
Total other expense	549	2.0%	198	0.6%	(351)	(63.9)%
Loss before income taxes	(4,067)	(15.0)%	(4,801)	(13.3)%	(734)	18.0%
Provision for income taxes	—	—%	—	—%	—	—%
Net loss	$(4,067)	(15.0)%	$(4,801)	(13.3)%	$(734)	18.0%

Revenue.  Revenue increased by $8.8 million, or 32.5%, from $27.1 million for the three months ended September 30, 2014 to $36.0 million for the three months ended September 30, 2015. This growth was primarily attributable to an increase in the number of enterprise customers during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The number of enterprise customers increased 55.5% from 431 as of September 30, 2014 to 670 as of September 30, 2015. This increase was partially offset by a decrease in our revenue per enterprise customer of 13.6% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.
Traffic acquisition costs.  Traffic acquisition costs increased by $2.1 million, or 18.9%, from $10.9 million for the three months ended September 30, 2014 to $12.9 million for the three months ended September 30, 2015. The increase in traffic acquisition costs was attributable to the increased volume of impressions purchased on RTB exchanges. As a percentage of revenue, traffic acquisition costs decreased from 40.1% for the three months ended September 30, 2014 to 36.0% for the three months ended September 30, 2015. This decrease was primarily attributable to lower prices for advertising impressions on the RTB exchanges and improvements to our proprietary bidding technologies.
Other cost of revenue.  Other cost of revenue increased by $2.0 million, or 86.6%, from $2.3 million for the three months ended September 30, 2014 to $4.3 million for the three months ended September 30, 2015. The increase in other cost of revenue was primarily attributable to a $0.7 million increase in expenses related to amortization of internal-use software and depreciation. We also experienced a $0.4 million increase in salaries and personnel-related costs. The number of full-time employees dedicated to executing our marketing campaigns increased from 16 at September 30, 2014 to 21 at September 30, 2015. In addition, there was a $0.4 million increase in purchases of third-party data, a $0.3 million increase in third-party advertisement-serving costs and a $0.2 million increase in third-party data center costs related to an increase in the volume of impressions delivered. As a percentage of revenue, other cost of revenue increased from 8.5% for the three months ended September 30, 2014 to 11.9% for the three months ended September 30, 2015.

Sales and marketing.  Sales and marketing expense increased by $2.2 million, or 21.1%, from $10.6 million, or 39.2% of revenue, for the three months ended September 30, 2014, to $12.9 million, or 35.8% of revenue, for the three months ended September 30, 2015. The increase in sales and marketing expense was primarily attributable to a $1.3 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. The number of full-time sales and marketing employees increased from 148 at September 30, 2014 to 192 at September 30, 2015. In addition, we experienced an increase in marketing, advertising and promotional events, and travel costs of $0.5 million as we focused on marketing our software solution to generate awareness, expanding our footprint with existing advertiser customers and increasing the adoption of our software solution by new customers. We also experienced a $0.4 million increase related to corporate communications.
Research and development.  Research and development expense increased by $2.4 million, or 64.3%, from $3.7 million, or 13.7% of revenue, for the three months ended September 30, 2014, to $6.1 million, or 17.0% of revenue, for the three months ended September 30, 2015. The increase in research and development expense was primarily attributable to a $1.8 million increase in salaries and personnel-related costs associated with an increase in research and development personnel. The number of full-time research and development employees increased from 95 at September 30, 2014 to 152 at September 30, 2015. In addition, we experienced an increase in allocated overhead of $0.3 million and an increase in purchases of third-party data of $0.3 million.
General and administrative.  General and administrative expense increased by $1.2 million, or 39.3%, from $3.1 million, or 11.5% of revenue, for the three months ended September 30, 2014, to $4.3 million, or 12.1% of revenue, for the three months ended September 30, 2015. The increase in general and administrative expense was primarily attributable to a $0.7 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business. The number of full-time general and administrative employees increased from 32 at September 30, 2014 to 45 at September 30, 2015. In addition, we experienced a $0.7 million increase in insurance costs, legal fees and other corporate administration costs. These increases were partially offset by a $0.2 million decrease in consulting and professional fees related to our transition to a public company.
Interest expense.  Interest expense decreased by $0.2 million, or 55.4%, from the three months ended September 30, 2014 compared to the three months ended September 30, 2015. The decrease in interest expense was primarily due to the differences in the effective interest rate and the outstanding principal balance for the periods under our previous revolving line of credit and new revolving line of credit facility, entered into in June 2014.

Comparison of Nine Months Ended September 30, 2014 and 2015

	Nine Months Ended September 30,
	2014		2015
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands, except percentages)
Revenue, net	$67,864	100.0%	$99,135	100.0%	$31,271	46.1%
Traffic acquisition costs	27,552	40.6%	38,053	38.4%	10,501	38.1%
Other cost of revenue	5,360	7.9%	10,863	11.0%	5,503	102.7%
Gross profit	34,952	51.5%	50,219	50.7%	15,267	43.7%
Operating expenses:
Sales and marketing	26,905	39.6%	38,521	38.9%	11,616	43.2%
Research and development	10,102	14.9%	16,206	16.3%	6,104	60.4%
General and administrative	8,440	12.4%	11,442	11.5%	3,002	35.6%
Total operating expenses	45,447	67.0%	66,169	66.7%	20,722	45.6%
Loss from operations	(10,495)	(15.5)%	(15,950)	(16.1)%	(5,455)	52.0%
Other expense (income):
Interest expense	825	1.2%	1,060	1.1%	235	28.5%
Amortization of debt discount	92	0.1%	1,108	1.1%	1,016	*
Amortization of deferred financing costs	17	—%	189	0.2%	172	*
Derivative fair value adjustment related to common stock warrants	71	0.1%	(482)	(0.5)%	(553)	*
Other income	(2)	—%	—	—%	2	(100.0)%
Total other expense	1,003	1.5%	1,875	1.9%	872	86.9%
Loss before income taxes	(11,498)	(16.9)%	(17,825)	(18.0)%	(6,327)	55.0%
Provision for income taxes	—	—%	—	—%	—	—%
Net loss	$(11,498)	(16.9)%	$(17,825)	(18.0)%	$(6,327)	55.0%

*	Not meaningful.
Revenue.  Revenue increased by $31.3 million, or 46.1%, from $67.9 million for the nine months ended September 30, 2014 to $99.1 million for the nine months ended September 30, 2015. This growth was primarily attributable to an increase in the number of enterprise customers during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The number of enterprise customers increased 55.5% from 431 as of September 30, 2014 to 670 as of September 30, 2015. This increase was partially offset by a decrease in our revenue per enterprise customer of 5.5% for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.
Traffic acquisition costs.  Traffic acquisition costs increased by $10.5 million, or 38.1%, from $27.6 million for the nine months ended September 30, 2014 to $38.1 million for the nine months ended September 30, 2015. The increase in traffic acquisition costs was attributable to the increased volume of impressions purchased on RTB exchanges. As a percentage of revenue, traffic acquisition costs decreased from 40.6% for the nine months ended September 30, 2014 to 38.4% for the nine months ended September 30, 2015. This decrease was primarily attributable to lower prices for advertising impressions on theRTB exchanges and improvements to our proprietary bidding technologies.

Other cost of revenue.  Other cost of revenue increased by $5.5 million, or 102.7%, from $5.4 million for the nine months ended September 30, 2014 to $10.9 million for the nine months ended September 30, 2015. The increase in other cost of revenue was primarily attributable to a $1.8 million increase in expenses related to amortization of internal-use software and depreciation. We also experienced a $1.2 million increase in salaries and personnel-related costs. The number of full-time employees dedicated to executing our marketing campaigns increased from 16 at September 30, 2014 to 21 at September 30, 2015. In addition, there was an increase in third-party advertisement-serving costs of $1.0 million, a $1.0 million increase in purchases of third-party data and a $0.5 million increase in third-party data center costs related to an increase in the volume of impressions delivered. As a percentage of revenue, other cost of revenue increased from 7.9% for the nine months ended September 30, 2014 to 11.0% for the nine months ended September 30, 2015.
Sales and marketing.  Sales and marketing expense increased by $11.6 million, or 43.2%, from $26.9 million, or 39.6% of revenue, for the nine months ended September 30, 2014, to $38.5 million, or 38.9% of revenue, for the nine months ended September 30, 2015. The increase in sales and marketing expense was primarily attributable to a $7.5 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. The number of full-time sales and marketing employees increased from 148 at September 30, 2014 to 192 at September 30, 2015. In addition, we experienced an increase in marketing, advertising and promotional events, and travel costs of $2.8 million as we focused on marketing our software solution to generate awareness, expanding our footprint with existing advertiser customers and increasing the adoption of our software solution by new customers. We also experienced a $0.7 million increase in allocated overhead costs and a $0.6 million increase related to corporate communications.
Research and development.  Research and development expense increased by $6.1 million, or 60.4%, from $10.1 million, or 14.9% of revenue, for the nine months ended September 30, 2014, to $16.2 million, or 16.3% of revenue, for the nine months ended September 30, 2015. The increase in research and development expense was primarily attributable to a $4.6 million increase in salaries and personnel-related costs associated with an increase in research and development personnel. The number of full-time research and development employees increased from 95 at September 30, 2014 to 152 at September 30, 2015. In addition, we experienced an increase in allocated overhead of $0.9 million, an increase in travel, consulting and other costs of $0.2 million and an increase of $0.4 million in purchases of third-party data.
General and administrative.  General and administrative expense increased by $3.0 million, or 35.6%, from $8.4 million, or 12.4% of revenue, for the nine months ended September 30, 2014, to $11.4 million, or 11.5% of revenue, for the nine months ended September 30, 2015. The increase in general and administrative expense was primarily attributable to a $2.3 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business. The number of full-time general and administrative employees increased from 32 at September 30, 2014 to 45 at September 30, 2015. In addition, we experienced a $1.2 million increase in insurance costs, legal fees and other corporate administration costs. These increases were partially offset by a $0.5 million decrease in consulting and professional fees related to our transition to a public company.
Interest expense.  Interest expense increased by $0.2 million, or 28.5%, from the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015. The increase in interest expense was primarily due to additional borrowings under our previous revolving line of credit and equipment line of credit, and our new loan agreements entered into in June 2014.
Amortization expense.  Amortization of debt discount and amortization of deferred financing costs for the nine months ended September 30, 2015 related primarily to the early repayment of outstanding debt. In March 2015, we repaid the first and second tranches of the amended mezzanine loan and security agreement totaling $15.0 million. On April 1, 2015, we repaid the 2015 term loan, which represented the remaining $5.0 million principal balance on the amended mezzanine loan and security agreement. This debt was initially scheduled to mature in June of 2017, however, we elected to use a portion of our initial public offering proceeds to repay these amounts and incurred no early repayment penalty. The $1.3 million related to amortization expense relates to the write-off of the debt discount and deferred financing costs related to the amended mezzanine loan and security agreement.
Derivative fair value adjustment related to common stock warrants.  For the nine months ended September 30, 2015, the change in fair value of common stock warrants related entirely to the fair value adjustment of $0.5 million for instruments granted to our lender under our loan agreements entered into in June 2014.

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
As of September 30, 2015, we were in compliance with the covenants contained in the amended loan and security agreement.

The following table summarizes the outstanding short-term balance related to the loan and security agreement, as of September 30 (in thousands):

2015
Amended New Revolving Line of Credit	$27,625
Total	$27,625
Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and cash flows as of and for the periods ended (in thousands):

	Nine Months Ended September 30,
	2014	2015
Cash and cash equivalents	$12,480	$48,864
Accounts receivable, net	$29,443	$34,262
Working capital	$22,586	$36,170
Cash (used in) provided by:
Operating activities	$(8,181)	$(4,419)
Investing activities	$(1,568)	$(10,227)
Financing activities	$13,440	$50,566

Our cash and cash equivalents at September 30, 2015 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts that are currently providing a minimal return. We maintain minimal cash and cash equivalents outside of the United States. As of September 30, 2015, we had no undistributed earnings of our foreign subsidiary and intend to permanently reinvest any future foreign earnings.
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

For the nine months ended September 30, 2014, our net cash used to fund operating activities of $8.2 million consisted primarily of a net loss of $11.5 million, $3.8 million in positive adjustments for non-cash items offset by $0.7 million of cash used by changes in working capital. Adjustments for non-cash items consisted primarily of depreciation and amortization expense of $2.2 million and non-cash stock-based compensation expense of approximately $1.5 million. For the nine months ended September 30, 2014, changes in working capital consisted primarily of an increase in accounts payable and accrued expenses and other current liabilities of $2.8 million and $2.1 million, respectively, primarily driven by additional legal, audit, consulting and other operating costs during the period to support our growth. This increase was partially offset by decreases in operating cash flow due to a $5.2 million increase in accounts receivable as a result of increased revenue during the period and an increase in prepaid expenses and other current assets of $0.4 million due to the timing of payments related to our operating activities.
For the nine months ended September 30, 2015, our net cash used to fund operating activities of $4.4 million consisted primarily of a net loss of $17.8 million, offset by $4.8 million of cash provided by changes in working capital and $8.0 million in positive adjustments for non-cash items. Adjustments for non-cash items consisted of depreciation and amortization expense of $4.3 million, non-cash stock-based compensation expense of approximately $2.8 million, change in the fair value of warrants of $0.5 million, debt related amortization of $1.3 million and bad debt expense of $0.2 million. For the nine months ended September 30, 2015, changes in working capital consisted primarily of a $6.9 million decrease in accounts receivable as a result of collections subsequent to increased advertising activity during the holiday season and a $4.7 million increase in accrued expenses and other current liabilities primarily driven by additional operating, sales, marketing and development costs. These increases in operating cash flow were partially offset by a decrease in accounts payable of $5.6 million primarily driven by payments of impression purchases, advertisement-serving and other operating costs and an increase in prepaid expenses and other current assets of $1.0 million due to the timing of payments related to our operating activities.
Investing Activities
During the nine months ended September 30, 2014 and 2015, investing activities consisted primarily of purchases of property and equipment to support our growth as well as capitalized internal-use software development costs and changes to restricted cash. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our internal-use software platform. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future.
Financing Activities
Prior to our initial public offering, financing activities have consisted primarily of net proceeds from the issuance of convertible preferred stock, net borrowings under our credit facilities and proceeds from the exercise of stock options and convertible preferred stock warrants.
For the nine months ended September 30, 2014, net cash provided by financing activities was $13.4 million, consisting primarily of net borrowings under our credit facilities. For the nine months ended September 30, 2015, net cash provided by financing activities was $50.6 million related primarily to our public offering. The price of the shares sold in the public offering was $11.50 per share with a total of 6,500,000 shares. Net proceeds to us were $69.5 million, after deducting underwriting discounts and commissions, and before deducting offering expenses of $3.8 million. This increase in cash provided from financing activities was partially offset by net repayments of our debt balances of $17.3 million.
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
The following table summarizes these contractual obligations at September 30, 2015. Future events could cause actual payments to differ from these estimates.

	Payment Due by Period
		Less than 1 Year			More than 5 Years
Contractual Obligations(1)	Total		1 - 3 Years	3 - 5 Years
	(in thousands)
Debt:
Amended New Revolving Line of Credit	$27,625	$27,625	$—	$—	$—
Interest payments	638	638	—	—	—
Operating lease obligations	7,897	1,957	3,552	1,895	493
Purchase commitments	3,569	2,659	910	—	—
Total contractual obligations	$39,729	$32,879	$4,462	$1,895	$493

(1)	Interest payment projections on our loan and security agreement assume that we will not incur a material change in our outstanding borrowing and a maturity date of June 12, 2016.
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
Subsequent to September 30, 2015, we amended our Chicago, Illinois office lease for additional space with an annualized cost of approximately $0.2 million through mid-2024.
Off‑Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements, we believe that the assumptions and estimates associated with revenue recognition, accounts receivable and allowances for doubtful accounts, internal-use software development costs and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our prospectus dated March 5, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2015, pursuant to Rule 424(b)(4) under the Securities Act.
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
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09, as amended by ASU 2015-14, is effective for interim or annual periods beginning after December 15, 2017. We plan to adopt ASU 2014-09 as of January 1, 2018. We are currently evaluating the impact of the adoption of this guidance on our consolidated results of operations, financial position and cash flows.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This accounting standards update is to simplify the presentation of debt issuance cost. The new guidance requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. The accounting standards update does not affect the recognition and measurement guidance for debt issuance costs. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This accounting standards update states that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. This guidance is effective in the first interim period beginning on or after December 15, 2015, and must be applied on a retrospective basis. We are currently evaluating the impact of the adoption of this guidance on our consolidated results of operations, financial position and cash flows.

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
Interest Rate Sensitivity
We are subject to interest rate risk in connection with our $27.6 million outstanding under the amended loan and security agreement as of September 30, 2015. Borrowings under this agreement are subject to interest, charged at the prime referenced rate plus a potential applicable margin of 1.00%. Assuming our outstanding debt remains consistent with the outstanding balance reported as of September 30, 2015, a 100-basis point change to the interest rate would result in an approximate $0.2 million change in our annual interest expense on our outstanding borrowings.
Concentration Risk
Our cash and cash equivalents as of September 30, 2015 are held at financial institutions that management believes to be of high credit quality. While we maintain our balances in several FDIC insured operating accounts, our cash accounts exceed federally insured limits. Our concentration of our operating capital could harm our business, financial condition and results of operations.
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

Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.
We, certain of our officers and directors, and certain investment banking firms who acted as underwriters in connection with our initial public offering, have been named as defendants in a putative class action lawsuit filed August 31, 2015 in the United States District Court for the Southern District of New York. The complaint alleges that the defendants violated Sections 11 and 15 of the Securities Act by not including information regarding customer concentration, which the complaint characterizes as a known trend required to be disclosed under Item 303 of Regulation S-K (17 C.F.R. § 229.303), in the Registration Statement filed in connection with our initial public offering. The complaint seeks unspecified damages, interest and other costs. The case is still in its initial stage and a lead plaintiff has not yet been appointed. We dispute these claims and intend to defend this matter vigorously.
In addition, from time to time, we are involved in legal proceedings and subject to claims incident to the ordinary course of business. Although the results of legal proceedings and claims cannot be predicted with certainty, including the matters noted above, we believe we are not currently party to any legal proceedings the outcome of which would individually or taken together have a material effect on our business, operating results, cash flows or financial condition. Regardless of the outcome, such proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors.
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
We incurred net losses of $6.8 million, $0.2 million and $13.0 million in 2012, 2013 and 2014, respectively, and a net loss of $17.8 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $46.7 million. Although our revenue has increased significantly in recent periods, we may not be able to achieve or sustain profitability or this revenue growth rate. In addition, our operating expenses have increased with our revenue growth and we expect our traffic acquisition costs and operating expenses to continue to increase substantially as we expand our business, including adding sales, marketing and related support employees in existing and new territories, engineering employees to support continued investments in our technology platform and general and administrative employees to support our growth and expansion as well as our transition to being a public company. If we do not achieve and sustain profitability, our revenue growth rate declines or our expenses exceed expectations, our financial performance will be adversely affected.
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
Our ability to deliver our business intelligence and marketing automation software solution depends on our ability to successfully leverage significant amounts of data, including data that we collect from our customers and acquire from third parties, as well as raw data captured by our proprietary consumer purchase intent model. The foundation of our local targeting is our proprietary Digital Zip architecture, a digital grid of households organized into specific neighborhoods, or Digital Zips. We have over 44,000, 8,800 and 5,300 Digital Zips in the United States, the United Kingdom and Canada, respectively. We create a profile for each Digital Zip by using third-party data and proprietary data captured by our consumer purchase intent model, including IP addresses and consumer online browsing data, and any limit to our access or use of these types of data could impact our ability to match the most likely community of local buyers with specific products, which could have an adverse effect on our ability to successfully execute our customers’ digital marketing campaigns on a real-time basis. Our customers often share with us enterprise data, such as point of sale and spending information, and certain customers provide us with supply chain management and customer relationship management data. If our enterprise customers do not share their data, our ability to scale and provide our solution could be adversely affected. In addition, our ability to successfully leverage vast amounts of data is dependent upon our continued ability to access and utilize up-to-date data. Our ability to access and use such data could be restricted by a number of factors, including consumer choice, restrictions imposed by our customers, changes in technology and new developments in laws, regulations and industry standards. If the data we utilize is out-of-date or stale, our predictions, recommendations and business intelligence will be ineffective and our reputation will suffer. Further, we sometimes use cookies and other tracking mechanisms to deliver our solution, and certain web browsers, including Safari, currently block or are planning to block some or all third-party cookies by default. As a result, we could be blocked from serving advertisements on the basis of cookies to users that utilize web browsers that block third-party cookies. Any limitation on our ability to collect data would make it more difficult for us to deliver effective solutions that meet the needs of national brands. This, in turn, could adversely affect our business and operating results.

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
We maintain servers at co-location facilities in San Jose, California; Somerset, New Jersey; Morrisville, North Carolina; Austin, Texas; Ashburn, Virginia; and Amsterdam, the Netherlands, and expect to add other data centers at co-location facilities in the future. Although we control the actual computers, networks and storage systems upon which our platform runs, and deploy them to the data center facilities, we do not control the operation of the facilities. The owners of the facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements on commercially reasonable terms, we may be required to transfer to a new facility or facilities, and we may incur significant costs and possible service interruption in connection with doing so.
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
We are undergoing rapid growth. As of September 30, 2015, we had 403 employees in the United States and seven employees in the United Kingdom, compared with 286 employees in the United States and five employees in the United Kingdom as of September 30, 2014. We intend to further expand our overall headcount and operations both domestically and internationally, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, passion for customers and focus on execution, while facilitating knowledge sharing across our organization. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
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

We have been named as a party to a lawsuit and we may be named in additional litigation in the future.
We have been named as a party in a lawsuit described under “Part II—Item 1—Legal Proceedings” and we may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows, and the trading price for our securities. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers, and on behalf of our current or former underwriters, in connection with the litigation described in Part II—Item 1 and in connection with any future lawsuits. The ultimate outcome of the litigation described in Part II—Item 1, and any future litigation, may have a material adverse effect on our business and the trading price for our securities. Litigation may be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of the litigation described in Part II—Item 1, and any future lawsuits, may result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. In the event we were to receive an unfavorable outcome in any lawsuit, our business, financial condition, results of operations, cash flows and the trading price of our securities may be materially and adversely affected.
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
The trading price of our common stock has been and may be volatile for the foreseeable future. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations. Factors that could cause fluctuations in the trading price of our common stock, in addition to those in this “Risk Factors” section, include the following:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations meet the expectations of securities analysts or investors or those expectations change;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries, or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock;

•	departures of key employees; or

•	an adverse impact on the company from any of the other risks cited in this report.
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
Sales of substantial amounts of our common stock in the public markets, or the perception that sales might occur, could reduce the price of our common stock and may dilute your voting power and your ownership interest in us.

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
Our directors and executive officers and their affiliates, in the aggregate, beneficially own approximately 58% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2015. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds
On March 11, 2015, we consummated our initial public offering of 6,500,000 shares of our common stock at a public offering price of $11.50 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-201833), which was declared effective by the SEC on March 5, 2015. There have been no material changes in our use of the proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.
Item 3.  Default upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5.  Other Information.
Narrative Explanation of Compensation Arrangements with Our Named Executive Officers
The base salaries of all of our executive officers are reviewed annually and adjusted when our board of directors or its compensation committee determines an adjustment is appropriate. In August 2015, our compensation committee approved an increase in the base salary for each of Messrs. Epperson and Schomber and Ms. Joyce. Effective August 16, 2015 and per the terms of letter agreements entered into in February 2015 with each of Messrs. Epperson and Schomber and Ms. Joyce, Mr. Epperson's base salary increased from $255,000 to $295,000, Mr. Schomber’s base salary increased from $225,000 to $275,000 and Ms. Joyce's base salary increased from $234,000 to $280,000.
Our named executive officers are eligible to earn cash incentive bonuses based on achievements of revenue targets for the year ended December 31, 2015. We require that participants continue to be employed through the payment date to receive a bonus. In August 2015, our compensation committee approved target bonus amounts for the year ending December 31, 2015 of $225,000 for Mr. Epperson, $125,000 for Mr. Schomber and $175,000 for Ms. Joyce. The target bonus amounts for the year ending December 31, 2014 were $195,000 for Mr. Epperson, $90,000 for Mr. Schomber and $164,000 for Ms. Joyce.
Item 6.  Exhibits.
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXPOINT INTERACTIVE, INC.

Date: November 12, 2015	By:	/ s / Joseph Epperson
	Name:	Joseph Epperson
	Title:	President, Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/ s / Brad Schomber
	Name:	Brad Schomber
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of MaxPoint Interactive, Inc.	8-K	001-36864	3.1	3/12/2015
3.2	Amended and Restated Bylaws of MaxPoint Interactive, Inc.	8-K	001-36864	3.2	3/12/2015
10.1	Advisor Agreement between Registrant and Kevin Dulsky dated August 15, 2015.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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