Form 10-K
period 2015-12-31
MaxPoint Interactive, Inc.
filed 2016-03-10
CIK 1611231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
 For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                         to
Commission File Number 001-36864
MAXPOINT INTERACTIVE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20‑5530657 (I.R.S. Employer Identification Number)

MaxPoint Interactive, Inc. 3020 Carrington Mill Blvd., Suite 300 Morrisville, North Carolina 27560 (Address of principal executive offices)	(800) 916‑9960 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $0.00005 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No    ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $65.1 million based upon the closing price reported for such date on the New York Stock Exchange. Shares of common stock held by each executive officer, director and by each person who owns 5% or more of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 26,256,950 shares of the registrant’s common stock outstanding as of March 2, 2016.
DOCUMENTS INCOPRORATED BY REFERENCE
Portions of the registrant's proxy statement for the registrant's 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2015.
EMERGING GROWTH COMPANY
We are an "emerging growth company" as that term is used in the Jumpstart Our Business Startups Act of 2012 and, as such, have elected to comply with certain reduced public company reporting requirements.

Special Note Regarding Forward-Looking Statements

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections titled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this report. Forward-looking statements include information concerning our possible or assumed future results of operations and expenses, business strategies and plans, market sizing, competitive position, industry environment and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "must," "plans," "potential," "predicts," "projects," "seeks," "should," "will," "would" or similar expressions and the negatives of those terms.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations-Key Factors Affecting Our Performance" and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this report. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.
Some of the key factors that could cause actual results to differ from our expectations include:

•	our limited operating history, particularly as a newly public company, which makes it difficult to evaluate our current business and future prospects;

•	our ability to achieve or sustain profitability;

•	our ability to attract new customers or increase the allocation of our existing customers' marketing spend to us;

•	our ability to develop new products and services or enhance our existing products and services;

•	our ability to expand our business internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	our ability to comply with, and the effect on our business of, evolving legal standards and regulations, particularly concerning privacy and data protection;

•	the seasonality of our business;

•	changes in our customers' advertising budget allocations, agency affiliations or marketing strategies;

•	our dependence on the continued growth of the digital advertising market;

•	our ability to maintain a supply of media inventory or impressions;

•	our ability to retain key employees and attract additional key employees;

•	our ability to maintain effective internal controls;

•	our recognition of revenue from customer subscriptions over the term of the customer agreements; and

•	general market, political, economic and business conditions.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I
Item 1.  Business.
Overview
We are a marketing technology company that generates hyperlocal intelligence to optimize brand and retail performance. We offer a leading business intelligence and marketing automation software service, which we refer to as our solution, that enables national brands to drive local, in-store sales. National brands use our MaxPoint Intelligence Platform to predict the most likely local buyers of a specific product at a particular retail location and then execute cross-channel digital marketing campaigns to reach these buyers. The foundation for our local targeting is our proprietary Digital Zip architecture, a digital grid of households organized into specific neighborhoods, or Digital Zips, which can be as small as a couple of city blocks. We have approximately 44,000, 39,000 and 5,300 Digital Zips in the United States, Europe and Canada, respectively. Through a combination of our proprietary and third-party data, we create a profile for each Digital Zip based on shared demographic and financial traits, such as family size, income level, education, age and historical purchasing behavior. Business intelligence is at the core of our solution, which leverages high-velocity data processing and proprietary statistical models to continuously analyze up to 70 billion daily data attributes to delineate consumers’ real-time purchase intent. By identifying and reaching only the most likely local buyers with digital customized product offers for local stores, national brands can more efficiently and effectively run local marketing campaigns, thereby increasing in-store sales and reducing wasted marketing spend associated with traditional approaches. We provide a technology-driven alternative to traditional local marketing methods for national brands across a number of industries where transactions take place predominantly offline, such as consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment.

We operate in one segment and generate revenue by delivering local, targeted digital marketing campaigns for customers through various channels, including display, mobile, social and video. We define “local,” with respect to both retail locations and buyers or consumers, as the close proximity of a targeted consumer to a targeted retail location, typically within a specific Digital Zip. Historically, our revenue has predominantly come from display advertising because it was the first to be made available for programmatic purchasing through real-time bidding, or RTB, exchanges. The digital advertising industry is rapidly adopting programmatic purchasing for display, mobile, social and video advertising and accelerating the amount and variety of digital media inventory available through RTB exchanges. As we continue to expand in the mobile, social and video channels, we must continue to utilize our platform to effectively provide targeted campaigns in an efficient manner through a combination of pricing with our customers and by managing the costs associated with RTB exchanges.

The MaxPoint Intelligence Platform is a cloud-based software service that enables us to predict local demand for national brands based on consumers' purchase power and intent and manage customized digital advertisements containing in-store offers and promotions to reach consumers at a local level across display, mobile, social and video channels. Through marketing automation and direct integrations with RTB exchanges, our platform delivers customized digital advertisements containing product and store specific promotions to local consumers across display, mobile, social and video channels. National brands can then measure the offline sales impact of those digital marketing campaigns to optimize future campaigns and budgets and manage in-store supply levels. Our customers typically pay us on a cost per thousand impressions, or CPM, model based on the number of impressions we deliver through our platform for each marketing campaign.

Our diverse customer base consists primarily of enterprises with national brands in the consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment industries. We sell our solution either directly to our customers or through advertising agencies that act on behalf of our customers. We have worked with 19 of the top 20 leading national advertisers and each of the top 10 advertising agencies in the United States as ranked in 2015 by Advertising Age. As of December 31, 2015, we had 709 enterprise customers as described in “Our Customers.”
We generated revenue of $66.1 million, $106.5 million and $140.1 million for the years ended December 31, 2013, 2014 and 2015, respectively, representing year-over-year increases of 61% and 32%, respectively. We recorded a net loss of $0.2 million, $13.0 million and $22.5 million for the years ended December 31, 2013, 2014 and 2015, respectively.
Industry Background
Despite the growth of e-commerce over the past decade, the vast majority of consumer purchases currently is and, in the foreseeable future, is expected to be, made locally in physical retail stores. We believe the vast majority of these retail purchases at physical retail stores are made in close proximity to the consumer’s home.

Although the vast majority of retail purchases continues to occur in physical retail locations, media consumption is shifting dramatically from offline to online media. Adults spend more time online and on mobile devices than any other form of media, including television.
National brands employ a variety of offline and online local marketing channels in an effort to target and reach consumers to promote sales of their products at physical retail locations.

•
Traditional Local Marketing.  Local marketing is still predominantly conducted through traditional marketing channels, which include television, newspaper, magazine and radio advertising, as well as mailers, free-standing inserts and coupons.

•	Online/Digital Local Marketing. National brands continue to increase their digital marketing as increasing numbers of consumers shift their media consumption from offline to online.
National brands seeking to drive in-store sales face the following challenges with current local marketing channels:

•
Limited ability to predict and target the most likely buyers.  Traditional marketing methods typically lack the sophisticated technology and data necessary for targeting consumers and instead broadly target large metropolitan areas rather than the specific neighborhoods surrounding a physical retail location.

•
Limited ability to efficiently reach the most likely buyers at scale and at the right time.  Many traditional methods for local marketing, such as newspapers, direct mail and radio, have shrinking audiences and lack the scale to connect specific consumers interested in purchasing a product to that particular product.

•
Inability to capture and analyze massive amounts of unstructured and disparate data in real time.  Most local marketing methods are unable to programmatically capture, process and analyze massive amounts of disparate data in real time, which reflect the current purchase intent of consumers and store-level supply of products.

•
Inability to measure and optimize local marketing based on in-store sales.  Both offline and online media typically lack measurement and attribution tools that, at the individual store level, demonstrate return on investment for national brands and help them determine where to allocate marketing budgets.

•
Inability to automate offline methods of marketing.  Traditional marketing methods rely heavily on human involvement, hindering the automation of targeted marketing campaigns. Moreover, traditional local marketing campaigns typically have long lead times, require a significant amount of effort to manage across multiple markets and involve numerous small media purchases across multiple channels and geographies.

Our Solution
We believe our solution transforms the way in which national brands use digital marketing to drive local sales at physical retail locations. Our solution enables national brands to:

•
Predict and target the most likely local buyers for specific products.  Our solution predicts, in real time, what products local consumers intend to purchase on a granular store-by-store, product-by-product basis.

•
Reach the most likely consumers efficiently at scale and at the right time.  Our solution enables national brands to programmatically deliver targeted and timely advertisements to the most likely local consumers of specific products at a particular retail location to drive in-store sales.

•
Capture and analyze massive amounts of unstructured and disparate data in real time.  Our solution is purpose-built to use integrated proprietary software and customized hardware to programmatically process billions of unstructured data points and make over 1,000,000 decisions per second and run more than a thousand simultaneous campaigns.

•
Measure and optimize the impact of local, online marketing campaigns on in-store sales.  Our solution enables national brands to track the impact of digital marketing campaigns and to understand quantitatively their return on marketing investment. National brands are able to realize a return on their digital marketing investment because we can track and measure the direct impact of any particular campaign on in-store sales.

•
Automate and streamline the execution of local marketing.  Our solution enables national brands to programmatically execute digital marketing campaigns with minimal lead time and human intervention. National brands can immediately respond to small pockets of consumer demand almost as soon as they are identified because our solution offers significantly shorter lead times and real-time insights relative to other local marketing media.

Our Strengths
We believe that the following competitive strengths will enable us to continue to deliver to national brands a compelling value proposition that differentiates us from competing solutions:

•
Pioneering solution with compelling value proposition.  Our proprietary, predictive business intelligence engine identifies, in real time, consumers likely to be receptive to our customers' advertisements, thereby focusing marketing spend on the most efficient and effective channel.

•
Virtuous cycle of data aggregation.  Our solution provides increasing value to our customers as our data assets grow over time. As our business intelligence engine analyzes and makes millions of predictions about consumer purchase intent, it learns from each action, enabling us to programmatically improve our algorithms and the results we deliver to our customers.

•
Proprietary, data-driven understanding of consumer intent and behavior.  We have developed a proprietary business intelligence engine that predicts consumer purchase intent for products generally purchased offline, including a broad range of products consumers purchase frequently without conducting any online research that would leave a digital trail. Our solution automatically constructs a closed loop measurement test environment for every marketing campaign initiated through our platform. The results of every marketing campaign are continuously fed back into our solution to improve the accuracy of its predictions and recommendations.

•
Deep relationships with national brands across key industries.  Leading national brands trust us to help them automate and execute local marketing campaigns. Our customers include national brands in a number of industries, such as consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment.

MaxPoint Intelligence Platform
Our MaxPoint Intelligence Platform is a cloud-based software service, which we refer to as our solution, that combines our proprietary Digital Zip architecture, business intelligence analytics and marketing automation to enable national brands in real time to:

•	predict consumer purchase intent;

•	deliver geo-targeted digital marketing programmatically to communities of consumers that have demonstrated purchase intent and are most likely to shop at a targeted local retail location; and

•	measure the effectiveness of digital marketing campaigns.
How it works
When a customer initiates a marketing campaign with us, they begin the process by specifying several variables. These variables commonly include the product (SKU, family or category), consumer characteristics, physical retail locations, timing of the placement of the marketing campaign and desired outcome. These outcomes can include incremental sales, customer online engagement actions, such as click-through rates and advertisement viewability, and brand awareness.

Based on these variables, the MaxPoint Intelligence Platform creates a plan and then executes on that plan in an automated manner. Our solution determines the Digital Zips that are in the trade area of each store or location and then applies algorithms to identify which Digital Zips are most likely to contain the highest concentration of potential consumers of the given product in the time period specified. The MaxPoint Intelligence Platform then purchases impressions on one of several RTB exchanges that meet the criteria established above through our proprietary real-time bidding platform. The MaxPoint Intelligence Platform can be presented with approximately 60 billion opportunities or impressions daily to deliver a digital advertisement to users. As each impression becomes available to us, our proprietary bidding engine, enabled by our Digital Zip architecture, programmatically determines the optimal price for each impression and places a bid based on our proprietary data and analytics. Given the unique attributes we apply to our bidding process, it was necessary for us to develop a purpose-built, proprietary bidding engine that programmatically assesses these attributes against each available impression. If we are able to acquire the impression for less than or equal to the optimal price, we programmatically display the appropriate digital advertisement on behalf of our customer. Our customized hardware and software stack executes this entire bidding process in under 12 milliseconds.
The results of marketing campaigns, such as in-store sales lift, coupon downloads, website engagement activities and brand awareness metrics, can be continuously fed back into the MaxPoint Intelligence Platform to improve the accuracy of its predictions and recommendations.
Elements of the MaxPoint Intelligence Platform
The MaxPoint Intelligence Platform consists of four key elements for digital marketing campaigns by national advertisers to drive in-store sales:

•	Planning;

•	Execution;

•	Monitoring; and

•	Measurement.

We help national advertisers plan, execute, monitor, and measure digital marketing campaigns through:

•	Digital Zip architecture;

•	consumer purchase intent model;

•	automated execution; and

•	store level closed loop measurement.

Digital Zip architecture
Our proprietary Digital Zip architecture creates the foundation for our local targeting. Digital Zips are proprietary geographic profiles of specific neighborhoods or areas that contain certain traits, such as family size, income level, education, age and purchasing behavior, which represent a statistically significant group for the purpose of determining consumer purchase intent. We developed our Digital Zips based on our accumulation and analysis of geolocation data and third party data over more than seven years. There are approximately 44,000, 39,000 and 5,300 Digital Zips in the United States, Europe and Canada, respectively. Our Digital Zip architecture is critical to our ability to market to target consumers and to link the physical offline world with the digital online world.
An example of our Digital Zip architecture as applied to the Chicago area is illustrated in the following diagram. There are more than 1,000 discrete Digital Zips of various sizes and shapes in the Chicago area shown in the diagram. In contrast, a more traditional designated market area, or DMA, that can be used by advertisers to target local consumers consists of the larger, single geographic area contained within the circle in the diagram.

Consumer purchase intent model
Our consumer purchase intent model uses multiple algorithms to predict the intensity of consumer purchase interest in a particular product for a given location, typically a local store, over a specific time period. The model enables the MaxPoint Intelligence Platform to determine the Digital Zips in which to focus marketing efforts for a particular campaign to achieve the customer's objectives, such as to yield a higher lift in the sales of a given product in a given physical retail location. The model also determines the optimal media mix-such as display, mobile, social or video-and the exact digital media properties that best match the specific product involved in the campaign.
Typically, consumer purchase intent information is not readily available to advertisers at a general level, much less at the neighborhood level. To predict explicit consumer purchase intent at the local or neighborhood level, the MaxPoint Intelligence Platform analyzes vast amounts and types of data from three different sources, all of which is presented at the local, Digital Zip level:

•
MaxPoint proprietary consumer intent and interest data.  We derive over 90% of the data we use from our proprietary search-based technology, which determines the link between consumer interests, as indicated by web page viewing, to demand for particular products. We use our consumer purchase intent model to analyze around-the-clock the individual web pages browsed by consumers in each Digital Zip to determine which products those consumers will most likely purchase based on the media content they are consuming. For instance, if consumers in a particular Digital Zip are viewing web pages about healthy living, then our solution may deduce strong interest for organic or gluten-free products.

•
Customer-provided data.  Our customers often share with us their enterprise data, such as point-of-sale, supply chain and customer relationship management data, which allows our consumer purchase intent model to analyze such individual customer's enterprise information together with our proprietary data and third-party data. When a customer connects its enterprise data into the MaxPoint Intelligence Platform, it obtains more customized, precise, granular, timely and statistically valuable consumer intent models. We do not provide direct access to data provided to us by a customer to any other customer.

•
Third-party data.  We supplement our proprietary data by purchasing third-party data, such as demographic, financial, point-of-sale and inventory data across a multitude of industry segments and products, from commercial sources.

The algorithms for our consumer purchase intent model enable the MaxPoint Intelligence Platform to programmatically analyze, consider and weigh up to 70 billion daily data attributes from each of these three data sources to generate a real-time prediction on the intensity of consumer demand for a particular product in each Digital Zip, including for a broad range of products consumers purchase frequently without conducting any online research that would leave a digital trail.
Automated execution
National brands that implement marketing campaigns must frequently focus on multiple products, multiple cities, numerous distinct retail locations, different retail partners and various time windows for execution. The MaxPoint Intelligence Platform automates marketing campaign design and execution, dramatically simplifying local marketing campaigns and allows the customer to use multiple channels to reach potential consumers. With our solution, the customer provides the basic inputs associated with a marketing campaign, such as product, consumer characteristics, physical retail locations, timing of the placement of the marketing campaign and desired outcome. By matching these inputs with our consumer purchase intent model at the Digital Zip level, the MaxPoint Intelligence Platform automatically designs and executes a marketing campaign for the national brand, and purchases the digital marketing media it determines will best obtain the national brand's desired results. Because the MaxPoint Intelligence Platform is automated, it simplifies marketing campaigns by reducing both the time and effort required to execute them. The MaxPoint Intelligence Platform also programmatically provides recommendations for additional marketing campaigns based on insights discovered in the execution of the first campaign through our platform. These recommendations are presented to the customer fully designed and ready to execute.
Store-level closed loop measurement
A key aspect of the MaxPoint Intelligence Platform is its ability to automatically construct a closed loop measurement test environment for every marketing campaign initiated through our platform. By evaluating the success of a marketing campaign, our solution is capable of showing customers the impact of the campaign on sales down to an individual physical retail location.

Through the MaxPoint Intelligence Platform, national brands can access business intelligence from a marketing campaign on product sales in specific physical retail locations following the campaign. Our solution also enables customers to optimize active marketing campaigns based on both online metrics, such as click-through rates and advertisement viewability rates, and offline metrics, such as sales increases at physical retail locations. The MaxPoint Intelligence Platform is also able to automate the measurement and optimization process. When a customer establishes a series of measurement feedback rules in our solution, our solution will automatically adjust and optimize the campaign in accordance with the feedback it receives.
The MaxPoint Intelligence Platform can also accumulate and evaluate the results of a marketing campaign based on sales data received from the customer during or after the course of the advertising campaign and pair it with online metrics in order to show the effectiveness of the campaign. By comparing consumer purchases to sales data provided by our customers, we can evaluate whether there was a positive response to the advertising campaign, such as an increase in store or product sales.
Our Technology
Our continued development in technology is a key factor affecting our growth potential. We plan to continue to make substantial investments in our technology and research and development to enhance the effectiveness of our solution. Our objective is to be the leading strategic partner assisting national brands in driving local, in-store sales and to deliver better-informed marketing to our customers by combining our proprietary technology and data with each customer's enterprise data.
In addition to improving our data processing, business intelligence and marketing execution technologies, we intend to expand the ways that our customers can utilize our solution to extract greater intelligence from the data we aggregate and generate. Our most recent research and development activities relate to:

•	Foot traffic measurement. Our location-based technology uses mobile activity, combined with offline store visits to measure success in terms of foot traffic of consumers for national brands.

•
Trade promotion measurement.  Our service provides store level sales lift measurement and neighborhood audience insights for in-store trade promotions. In-store trade promotion activities include in-store displays, endcaps and other promotional activities.

While these recent research and development activities are still in various phases of design and testing, we believe our investment in potential new product offerings demonstrates our rapid pace of innovation in order to deliver increasing value to our customers.
Our Customers
Our customer base consists primarily of companies with national brands in the consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment industries. We sell our solution either directly to our customers or through advertising agencies that act on behalf of our customers. As of December 31, 2015, we had 709 enterprise customers. We have worked with 19 of the top 20 leading national advertisers and each of the top 10 advertising agencies in the United States as ranked in 2015 by Advertising Age. For the years ended December 31, 2013, 2014 and 2015, no single customer represented more than 10% of our revenue.
We define an enterprise customer to be any customer from which we have generated more than $10,000 of revenue during any trailing twelve-month period. In those cases where we work with multiple brands or divisions within the same company or where the company runs marketing campaigns in multiple geographies, even though multiple insertion orders, or IOs, may be involved, we count that company as a single customer. When the IO is with an advertising agency, we consider the company on behalf of which the marketing campaign is conducted as our enterprise customer. If a company has its marketing spend with us managed by multiple advertising agencies, that company is still counted as a single enterprise customer.
While the number of our enterprise customers has increased over time, this number can also fluctuate from quarter to quarter due to the seasonal trends in the advertising spend of our enterprise and other customers, which can impact the timing and amount of revenue we generate from them. For information regarding the seasonality of our business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Seasonality.”

Financial Information about Segments and Geographic Areas
We generate an insignificant amount of revenue and hold an insignificant amount of long-lived assets outside of the United States. For information regarding our reporting segment, revenue and long-lived assets by geographic location, please refer to Note 14 to our consolidated financial statements in this Annual Report on Form 10-K. For information regarding risks associated with our international operations, please refer to the section entitled “Risk Factors”.
Research and Development
Our research and development expenses were $8.7 million, $14.7 million and $23.4 million for the years ended December 31, 2013, 2014 and 2015, respectively. We believe that continued investment in our platform, including its technologies and functionalities, is critical to our success and long-term growth. We therefore expect technology and development expense to increase as we continue to invest in technology infrastructure to support increased volume of marketing spend on our platform and international expansion, as well as to expand our engineering and technology teams to maintain and support our technology and development efforts. We also intend to invest in new and enhanced technologies and functionalities to enhance our platform and further automate our business processes with the goal of enhancing our future operating results.
Sales and Marketing
We sell our solution to customers, and advertising agencies acting on their behalf, through our direct sales team. Our direct sales team leverages its market knowledge and expertise to demonstrate the benefits of our solution to both advertisers and advertising agencies acting on their behalf.
We are focused on managing our brand, increasing market awareness and generating new marketing campaigns. We often present at industry conferences, create custom events and invest in public relations. In addition, our marketing team advertises online, in print and in other forms of media, creates case studies, sponsors research, authors whitepapers, publishes marketing collateral, generates blog posts and undertakes customer research studies.
Our Employees
As of December 31, 2015, we had 406 employees, 395 of whom were based in the United States.
Our Competition
We compete for the local marketing spend of national brands. Our industry is highly competitive and fragmented.
We compete with traditional local marketing channels, which include television, newspaper, magazine and radio advertising, as well as mailers, free-standing inserts and coupons. Our competition in these channels includes traditional advertising and direct marketing companies, such as Gannett Company, Inc., The McClatchy Company, News America Marketing, Valassis Communications, Inc. and Valpak Direct Marketing Systems, Inc.
We also compete or may compete with online/digital local marketing channels or traditional national channels with localized offerings, including:

•	companies that offer demand-side platforms that allow customers to purchase inventory directly from RTB exchanges or other third parties;

•	advertising networks and advertising agencies, including agency trading desks;

•	digital services offered through large online platforms, such as Yahoo! Inc. and Google Inc.;

•	digital advertising services offered by other companies, including those owned by traditional advertising and direct marketing companies;

•	in-house solutions used by our customers;

•	ERP vendors such as Adobe, Oracle, Salesforce.com and IBM;

•	companies providing online search advertising, for which we do not offer a solution; and

•	technology companies providing online marketing platforms focused on local businesses.
In addition, the advertising agencies that act on behalf of our customers have created, or are creating, their own competitive solutions, referred to as agency trading desks, which they operate through holding companies. Agency trading desks are independent units within agency holding companies that centralize the buying and optimization of programmatic or biddable media to serve advertising agencies within the holding company. If the agency trading desks are successful in leveraging agency relationships with our customers, we may be unable to compete successfully even if our solution is more effective.
To continue to compete effectively, our solution must remain competitive in terms of ease of use, scalability, speed, performance, brand safety, customer service and other technological features that assist national brands in increasing the return on their marketing investment. Although our industry is evolving rapidly and becoming increasingly competitive, we believe that our solution enables us to compete favorably on these factors.
Intellectual Property
The protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, including trade secret, copyright, trademark and patent laws in the United States and abroad, and use confidentiality procedures, non-disclosure agreements, confidentiality and invention assignment agreements and other contractual rights to protect our intellectual property.
As of December 31, 2015, we had four active U.S. patents, which are expected to expire between 2030 and 2032, 36 pending non-provisional and 12 pending provisional applications in the United States, and 11 pending non-U.S. applications. We register certain domain names, trademarks and service marks in the United States and in certain locations outside the United States. We also rely upon common law protection for certain trademarks. In addition, in the ordinary course of business, we license third-party software, enter into third-party relationships and utilize "open source" software to create and distribute our solution.
Circumstances outside of our control could pose a threat to our intellectual property rights. Effective intellectual property protection may not be available in the United States or other countries in which we provide our solution. In addition, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective. Any impairment of our intellectual property rights could harm our business, our ability to compete and harm our operating results.
Privacy and Interest-Based Advertising
The use of interest-based digital advertising has come under increasing scrutiny by user advocacy organizations and regulatory agencies in the United States and abroad that focus on digital privacy. More specifically, these groups have voiced concerns about the use of cookies and other digital applications to record an Internet user's browsing history, and the use of that information to deliver digital advertisements based on inferred interests of such Internet user. We rely upon access to large volumes of user data, including web browsing history, and it is essential that we monitor developments in this area domestically and globally and engage in responsible privacy practices.
We recognize that privacy is important to users and advertisers, and we strictly enforce our privacy and data protection policies. Our privacy policy, which can be found on our website at http://maxpoint.com/us/privacy-policy, explains our privacy practices, as well as the type of data we collect and how we use it to provide our services. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.
We rely on anonymous data about Internet users, including geolocation information derived from users' IP addresses. We do not attempt to associate this anonymous data with data that can be used to identify real people, and we take steps not to collect and store personally identifiable information from any source. The definition of personally identifiable information, or personal data, however, varies by country and continues to evolve. Some jurisdictions, for example, may consider IP addresses to be personal data subject to the same data protection requirements as information understood in the United States to be personal data, such as name, phone number and postal or email addresses. Moreover, government regulation of the collection, storage and use of personally identifiable information continues to evolve. As a result, of all of the foregoing, our technology platform and business practices must be assessed and managed regularly in each jurisdiction in which we do business to avoid violating laws or regulations related to the collection, storage and use of personally identifiable information.

We are members of, or participants in, industry self-regulatory organizations, including the Network Advertising Initiative. Under the requirements of these self-regulatory organizations, in addition to other compliance obligations, we provide consumers with notice about our use of cookies and other tracking mechanisms and our collection and use of data in connection with the delivery of targeted advertising, and we also allow consumers to opt out from receiving targeted advertising that is based on the data we collect about them. These practices are described in our privacy policy.
In addition to industry self-regulation, compliance with our privacy policy is also subject to regulation by both federal and state governments, and the governments of every other jurisdiction in which we conduct business.
Corporate Information
MaxPoint Interactive, Inc., or MaxPoint, was incorporated in September 2006 under the state laws of Delaware. Our principal executive offices are located at 3020 Carrington Mill Blvd., Suite 300, Morrisville, North Carolina 27560, and our telephone number is (800) 916-9960. Our corporate website address is http://www.maxpoint.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K and inclusions of our website address in this Annual Report on Form 10-K are inactive textual references only.
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. Copies of our reports on Form 10-K, Form 10-Q and Form 8-K, may be obtained, free of charge, electronically through our Internet website, http://ir.maxpoint.com/investor-relations/financial-information/sec-filings.

Item 1A.  Risk Factors.
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline and you could lose part or all of your investment.
Risks Related to Our Business and Industry
Our limited operating history makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.
We commenced operations in 2006 and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we have experienced substantial revenue growth in recent years, we may not be able to sustain this rate of growth or even maintain our current revenue levels. Our rate of intra-quarter revenue growth declined in the fourth quarter of 2015 compared to our rate of intra-quarter revenue growth in the fourth quarter of 2014. We may not be able to slow or reverse this trend, and we may not be able to maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries. Our business prospects will depend in large part on our ability to:

•	build a reputation for a superior solution and create trust and long-term relationships with customers and advertising agencies;

•	distinguish ourselves from competitors in our industry;

•	offer a competitive technology platform;

•	develop additional product and service offerings that meet our customers’ evolving needs;

•	maintain and expand our relationships with the RTB exchanges and other programmatic or direct media sources through which we execute our customers’ digital marketing campaigns;

•	respond to evolving industry standards and government regulations that impact our business, particularly in the areas of data collection and consumer privacy;

•	prevent or otherwise mitigate failures or breaches of security or privacy;

•	expand our business internationally; and

•	attract, hire, integrate and retain qualified and motivated employees.
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
We expect the future growth rate of our revenues to decline.
In our fiscal years ended December 31, 2013, 2014 and 2015, our total revenues grew by 88%, 61% and 32%, respectively, as compared to total revenues from the prior fiscal years. In our fiscal quarter ended December 31, 2015, our total revenues grew by 6% as compared to the same quarterly period from our prior fiscal year. We expect the growth rate of our revenues to decline in future periods which may adversely impact the value of our common stock.

We have a history of losses, we expect our operating expenses to continue to increase substantially and we may not achieve or sustain profitability in the future.
We incurred net losses of $0.2 million, $13.0 million and $22.5 million in 2013, 2014 and 2015, respectively. As of December 31, 2015, we had an accumulated deficit of $51.3 million. Although our revenue has increased significantly in recent years, we may not be able to achieve or sustain profitability or this revenue growth rate. In addition, our operating expenses have increased and we expect our traffic acquisition costs and operating expenses to continue to increase as we expand our business. If we do not achieve and sustain profitability, our revenue growth rate declines or our expenses exceed expectations, our financial performance will be adversely affected.
If the MaxPoint Intelligence Platform does not accurately predict the most likely local buyers for specific products, we could lose revenue, which would have a material adverse impact on our operating results and financial condition.
Our solution depends on the ability of the MaxPoint Intelligence Platform to accurately predict the most likely communities of local buyers for specific products and to serve advertisements for those products to those communities. We do not have long-term commitments from our customers and it is relatively easy for our customers or the advertising agencies acting on their behalf to seek alternative providers of digital marketing solutions, as there are no significant switching costs. Thus, we must continuously deliver satisfactory results for our customers to maintain or increase revenue, which depends in part on the continued performance of the MaxPoint Intelligence Platform. Our failure to continuously innovate and improve on the algorithms underlying the MaxPoint Intelligence Platform could result in poor performance, which could in turn result in our customers ceasing to use our solution, which would have a material adverse impact on our operating results and financial condition.
Our operating results and key metrics fluctuate, which make our future results difficult to predict and could cause our operating results to fall below analysts’ and investors’ expectations.
Our quarterly and annual operating results and key metrics have fluctuated in the past, and we expect this to continue for the foreseeable future. These fluctuations could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our common stock. Because our business is evolving rapidly, our historical operating results and key metrics may not be useful in predicting our future operating results. Factors that may increase the volatility of our operating results and key metrics include the factors set forth in this “Risk Factors” section, as well as the following:

•
changes in the economic prospects of our customers or the economy generally, which could alter current or prospective customers’ spending priorities, or increase the time or costs required to complete sales;

•	changes in demand for and pricing of our MaxPoint Intelligence Platform;

•	the impact of macroeconomic factors and seasonality on our customers’ businesses and budgets for digital marketing campaigns, particularly our consumer product and retail customers;

•	unpredictable sales cycles;

•	changes in our pricing policies, or the pricing policies of our competitors, RTB exchanges or other third-party service providers;

•	the addition or loss of customers;

•	the growth or reduction of business with current customers or advertising agencies that act on their behalf;

•	changes in our customers’ advertising budget allocations, agency affiliations or marketing strategies;

•	changes and uncertainty in the regulatory environment for us or our customers;

•	changes in the availability of media inventory through RTB exchanges;

•	the introduction of new technologies, products or service offerings by us or our competitors;

•	changes in our operating expenses and capital expenditures; and

•	costs related to acquisitions of people, businesses or technologies.

Based upon all of the factors described above, many of which are beyond our control, and others that we may not anticipate, we have a limited ability to forecast our future revenue, costs and expenses, and as a result, our operating results may fall below our estimates or the expectations of securities analysts and investors.
If we are unable to attract new customers, if our existing customers do not allocate a greater portion of their marketing spend to us, or if we are unable to further penetrate new industries, our revenue growth will be adversely affected.
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
Historically, we have focused primarily on serving national brands in three industries: consumer products, retail and automotive. We have also expanded into four other industries: financial services, healthcare, telecommunications and entertainment. Our plan is to continue to penetrate these industries and pursue opportunities in additional industries. If we are unable to continue to penetrate our existing industries and to penetrate new industries successfully, our revenue, growth and business will be adversely affected.
If we fail to develop new solutions and services or enhance our existing solution and services, we may not attract and retain customers, and our revenue and results of operations may decline.
We compete for customers that want to execute digital marketing campaigns. Our industry is subject to rapid changes in standards, technologies, products and service offerings, as well as advertiser expectations. We continuously need to invest in our technology and research and development to develop new solutions and services and enhance our existing solution and services to meet advertiser demands and respond to industry changes. New customer demands, superior competitive offerings or new industry standards could render our existing solution unattractive, unmarketable or obsolete and require us to make substantial changes to our technology platform or business model. Our failure to adapt to a rapidly changing market or to anticipate customer demand could harm our business and our financial performance.
If we do not manage our growth effectively, the quality of our solution may suffer, and our operating results may be negatively affected.
We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management, operational and financial infrastructure. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our IT systems, financial and administrative systems and controls. We must also continue to manage our employees, operations, finances, research and development and capital investments efficiently. Our productivity and the quality of our solution may be adversely affected if we do not integrate and train our new employees, particularly our sales and account management personnel, quickly and effectively. If we continue our growth, we may incur significant additional expenses, and our growth may continue to strain our management, resources, infrastructure and ability to maintain the quality of our solution. If the current and future members of our management team do not effectively scale with our growth, the quality of our solution may suffer and our corporate culture may be harmed. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our results of operations and financial condition.
Technologies have been developed that may block the display of our advertisements, which could adversely affect our financial results.
Technologies have been developed, and will likely continue to be developed, that may block the display of our advertisements, particularly advertising displayed on personal computers and mobile platforms. Revenue generated from the display of advertisements on personal computers and mobile platforms may be impacted by these technologies from time to time. As a result, these technologies may have an adverse effect on our financial results in the future.

We may not be able to compete successfully against current and future competitors, which may result in declining revenue or inability to grow our business.
Competition for our customers’ advertising budgets is intense, and we expect competition to increase in the future with more advertising occurring online.
We compete with traditional local marketing channels, which include television, newspaper, magazine and radio advertising, as well as mailers, free-standing inserts and coupons. Our competition in these channels includes traditional advertising and direct marketing companies, such as Gannett Company, Inc., The McClatchy Company, News America Marketing, Valassis Communications, Inc. and Valpak Direct Marketing Systems, Inc.
We also compete or may compete with online/digital local marketing channels or traditional national channels with localized offerings, including:

•	companies that offer demand-side platforms that allow customers to purchase inventory directly from RTB exchanges or other third parties;

•	advertising networks and advertising agencies, including agency trading desks;

•	digital services offered through large online platforms, such as Yahoo! Inc. and Google Inc.;

•	digital advertising services offered by other companies, including those owned by traditional advertising and direct marketing companies;

•	in-house solutions used by our customers;

•	ERP vendors such as Adobe, Oracle, Salesforce.com and IBM;

•	companies providing online search advertising, for which we do not offer a solution; and

•	technology companies providing online marketing platforms focused on local businesses.
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
Our customers are primarily enterprises with national brands in a number of industries. We sell our solution either directly to our customers or through advertising agencies that act on behalf of our customers. A relatively small number of customers have historically accounted for a substantial majority of our revenue. For the years ended December 31, 2013, 2014 and 2015, our top ten customers accounted for approximately 36%, 30% and 29% of our revenue, respectively. For the years ended December 31, 2013, 2014 and 2015, no single customer represented more than 10% of our revenue. We expect that we will continue to depend upon a relatively small number of customers for a substantial majority of our revenue for the foreseeable future while we continue to broaden our customer base. As a result, if we fail to successfully attract or retain customers, or if existing customers reduce or delay their marketing spend with us, our business, results of operations and financial condition would be harmed. Moreover, a significant portion of our customers’ products are purchased at a limited number of large national retailers. Any material decline in these customers’ sales at the physical retail locations of these large national retailers may adversely impact our business.

We rely on advertising agencies that act on behalf of our customers for a substantial majority of our revenue. The loss of any such relationships or increased competition from such advertising agencies or agency trading desks could materially harm our business.
We rely on advertising agencies that act on behalf of our customers for a substantial majority of our revenue. Multiple advertising agencies operating within two global advertising networks represented numerous customers accounting for approximately 17% and 13% of our revenue, respectively, for the year ended December 31, 2015. In addition, for reasons specific to individual agencies, some agencies may not recommend us to the national brands they represent, even if our solution is more effective than alternative solutions. Certain of those agencies have created or are creating their own competitive solutions, referred to as agency trading desks. Agency trading desks are independent units within agency holding companies that centralize the buying and optimization of programmatic or biddable media to serve advertising agencies within the holding company. If agency trading desks are successful in leveraging agency relationships with our customers or agencies assist our customers in transitioning to other self-service platforms, we may be unable to compete successfully even if our solution is more effective. In addition, agencies are increasingly helping the advertisers they represent select self-service platforms.
We have been named as a party to a lawsuit and we may be named in additional litigation in the future.
We have been named as a party in a lawsuit described under “Legal Proceedings” and we may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows, and the trading price for our securities. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers, and on behalf of our current or former underwriters, in connection with the litigation described in “Legal Proceedings” and in connection with any future lawsuits. The ultimate outcome of the litigation described in “Legal Proceedings”, and any future litigation, may have a material adverse effect on our business and the trading price for our securities. Litigation may be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of the litigation described in “Legal Proceedings”, and any future lawsuits, may result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. In the event we were to receive an unfavorable outcome in any lawsuit, our business, financial condition, results of operations, cash flows and the trading price of our securities may be materially and adversely affected.
Legal claims resulting from the actions of our customers could damage our reputation and be costly to defend.
We do not independently verify whether the content of the advertisements we deliver is legally permitted. We typically receive representations from customers that the content of the advertising that we place on their behalf is lawful. We also rely on representations from our customers that they maintain adequate privacy policies that allow us to place cookies and other tracking mechanisms on their websites and collect data from users that visit those websites to aid in delivering our solution. If any of these representations are untrue and our customers do not abide by federal, state, local or foreign laws governing their content or privacy practices we may become subject to legal claims, we will be exposed to potential liability (for which we may or may not be indemnified), and our reputation may be damaged.
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
As the use of cookies has received ongoing media attention over the past several years, some government regulators and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their web browser, not to have their website browsing history recorded. All the major Internet browsers have implemented some version of a “Do Not Track” setting. In the past, Microsoft’s Internet Explorer 10 included a “Do Not Track” setting that was selected “on” by default. However, there is no definition of “tracking,” no consensus regarding what message is conveyed by a “Do Not Track” setting and no industry standards regarding how to respond to a “Do Not Track” preference. It is possible that we could face competing policy standards, or standards that put our business model at a competitive disadvantage to other companies that collect data from Internet users and may not be required to adhere to a Do Not Track policy standard, standards that reduce the effectiveness of our solution, or standards that require us to make costly changes to our solution. The Federal Trade Commission has stated that it will pursue a legislative solution if the industry cannot agree upon a standard. The “Do-Not-Track Online Act of 2013” was introduced in the United States Senate in February 2013. If a “Do Not Track” web browser setting is adopted by many Internet users, and the standard either imposed by state or federal legislation, or agreed upon by standard setting groups, requires us to recognize a “Do Not Track” signal and prohibits us from using non-personal data as we currently do, then that could hinder growth of advertising and content production on the web generally, and limit the quality and amount of data we are able to store and use, which would cause us to change our business practices and have a material adverse effect on our business.
Legislation and regulation of online businesses, including privacy and data protection regimes, could create unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our technology platform or business model, which may have a material adverse effect on our business.
Government regulation could increase the costs of doing business online. U.S. and foreign governments have enacted or are considering enacting legislation related to online advertising, and we expect to see an increase in legislation and regulation related to advertising online, the use of geo-location data to inform advertising, the collection and use of anonymous Internet user data and unique device identifiers, such as IP address or unique mobile device identifiers, and other data protection and privacy regulation. Recent revelations about bulk online data collection by the National Security Agency, and news articles suggesting that the National Security Agency may gather data from cookies placed by Internet advertisers to deliver interest-based advertising, may further interest governments in legislation regulating data collection by commercial entities, such as advertisers, publishers and technology companies that serve the advertising industry. Such legislation could affect the costs of doing business online and could reduce the demand for our solutions or otherwise harm our business, financial condition and results of operations. For example, a wide variety of provincial, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While we have not collected data that is traditionally considered personal data by U.S. regulators, such as name, email address, address, phone numbers, social security numbers, credit card numbers, financial or health data, we typically do collect and store IP addresses and other device identifiers, that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. Evolving and changing definitions of personal data, within the EU, the United States and elsewhere, especially relating to classification of IP addresses, machine or device identifiers, location data and other information, have in the past, and could in the future, cause us to change our business practices or limit or inhibit our ability to operate or expand our business. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, and to offer certain privacy protections with respect to that information, our measures may not always be effective. In addition, while we take steps to avoid collecting personally identifiable information about consumers, we may inadvertently receive this information from advertisers or advertising agencies or through the process of delivering advertising. Our failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement action against us, including fines, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, financial condition and results of operations. Even the perception of privacy concerns, whether or not valid, could harm our reputation and inhibit adoption of our solutions by current and future advertisers and advertising agencies.

Our ability to generate revenue depends on our collection of significant amounts of data from various sources.
Our ability to deliver our business intelligence and marketing automation software solution depends on our ability to successfully leverage significant amounts of data, including data that we collect from our customers and acquire from third parties, as well as raw data captured by our proprietary consumer purchase intent model. The foundation of our local targeting is our proprietary Digital Zip architecture, a digital grid of households organized into specific neighborhoods, or Digital Zips. We have approximately 44,000, 39,000 and 5,300 Digital Zips in the United States, Europe and Canada, respectively. We create a profile for each Digital Zip by using third-party data and proprietary data captured by our consumer purchase intent model, including IP addresses and consumer online browsing data, and any limit to our access or use of these types of data could impact our ability to match the most likely community of local buyers with specific products, which could have an adverse effect on our ability to successfully execute our customers’ digital marketing campaigns on a real-time basis. Our customers often share with us enterprise data, such as point of sale and spending information, and certain customers provide us with supply chain management and customer relationship management data. If our enterprise customers do not share their data, our ability to scale and provide our solution could be adversely affected. In addition, our ability to successfully leverage vast amounts of data is dependent upon our continued ability to access and utilize up-to-date data. Our ability to access and use such data could be restricted by a number of factors, including consumer choice, restrictions imposed by our customers, changes in technology and new developments in laws, regulations and industry standards. If the data we utilize is out-of-date or stale, our predictions, recommendations and business intelligence will be ineffective and our reputation will suffer. Further, we sometimes use cookies and other tracking mechanisms to deliver our solution, and certain web browsers, including Safari, currently block or are planning to block some or all third-party cookies by default. As a result, we could be blocked from serving advertisements on the basis of cookies to users that utilize web browsers that block third-party cookies. Any limitation on our ability to collect data would make it more difficult for us to deliver effective solutions that meet the needs of national brands. This, in turn, could adversely affect our business and operating results.
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
We maintain servers at co-location facilities in San Jose, California; Santa Clara, California; Somerset, New Jersey; Morrisville, North Carolina; Austin, Texas; Ashburn, Virginia; and Amsterdam, the Netherlands, and expect to add other data centers at co-location facilities in the future. Although we control the actual computers, networks and storage systems upon which our platform runs, and deploy them to the data center facilities, we do not control the operation of the facilities. The owners of the facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements on commercially reasonable terms, we may be required to transfer to a new facility or facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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
Our success in the mobile channel depends upon the continued ability of our technology platform to integrate with mobile inventory suppliers and provide advertising for most mobile connected devices, as well as integrate with the major operating systems that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems is controlled by third parties with which we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Technologies have been developed, and will likely continue to be developed, that can block the display of our advertisements, in particular with respect to mobile platforms. Network carriers may also impact the ability to access specified content on mobile devices. If our solution is or becomes unable to work on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wishes to impair our ability to provide advertisements on them, our ability to generate revenue could be significantly harmed.
The digital advertising market is relatively new and dependent on growth in various digital advertising channels. If this market develops more slowly or differently than we expect, our business, growth prospects and financial condition would be adversely affected.
The digital advertising market is relatively new and our solution may not achieve or sustain high levels of demand and market acceptance. The future growth of our business depends not only on the growth of the digital display advertising market, but also the expansion of other digital advertising channels and our ability to gain market share within those channels. In addition, our growth will depend on the increased adoption by the advertising industry of automation in lieu of manual operations for order placement. Any expansion of the market for digital advertising solutions depends on a number of factors and the cost, performance and perceived value associated with digital advertising solutions. If demand for digital display advertising, the expansion of other digital advertising channels and adoption of advertising automation does not continue to grow, or if digital advertising solutions or advertising automation do not achieve widespread adoption, our revenue and results of operations could be harmed.
We currently depend on display advertising. A decrease in the use of display advertising, or our inability to further penetrate display, mobile, social and video advertising channels would harm our business, growth prospects, operating results and financial condition.
Historically, our customers have predominantly used our solution for display advertising, and the substantial majority of our revenue is derived from advertisers, typically through their agencies, that use our solution for display advertising. We expect that display advertising will continue to be a significant channel for our customers. If our customers were to lose confidence in the value or effectiveness of display advertising, the demand for our solution may decline. In addition, our failure to achieve market acceptance of our solution for mobile, social and video advertising would harm our growth prospects, operating results and financial condition.
Our international expansion subjects us to additional costs and risks, may not yield returns in the foreseeable future, and may not be successful.
Currently, we have operations in the United Kingdom, which began in 2014. While non-U.S. operations are not currently material, we expect to expand our international operations in the future, and our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful.
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
Our success depends on our ability to secure quality media inventory on reasonable terms across a broad range of advertising networks and exchanges, including RTB exchanges, such as Rubicon Project, Google’s DoubleClick Ad Exchange, PubMatic, MoPub and AppNexus, as well as suppliers of video and mobile inventory.
The amount, quality and cost of inventory and impressions available to us can change at any time. For the year ended December 31, 2015, five RTB exchanges each provided 10% or more of our total impression purchases. These five exchanges together accounted for approximately 93% of our total impression purchases, with the largest exchange accounting for approximately 27%. If we are not able to access the impressions on any of these exchanges due to a change in our relationship with that exchange or the exchange’s financial difficulty, our revenue could decline and growth could be impeded.
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
We continue to be substantially dependent on our sales team to obtain new customers and to drive sales from our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and it may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, either directly or through advertising agencies that act on their behalf, our business will be adversely affected.
Economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations.
Our business depends on the overall demand for advertising and on the economic health of the national brands that are our current and prospective customers. Economic downturns or instability in political or market conditions may cause current or new customers to reduce their advertising budgets or choose lower cost alternative providers. Adverse economic conditions and general uncertainty about economic recovery are likely to affect our business prospects. Concern over such downturns or economic recovery could cause customers to delay, decrease or cancel purchases of our solution; and expose us to increased credit risk on customer orders, which, in turn, could negatively impact our business, financial condition and results of operations. In addition, concern over continued geopolitical turmoil in many parts of the world have and may continue to put pressure on global economic conditions, which could lead to reduced spending on advertising.
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
New employees often require significant training and, in many cases, take significant time to achieve full productivity. As a result, we may incur significant costs to attract and retain employees, including salaries, benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled employees in those areas. We have little experience with recruiting outside of the United States, and may face additional challenges in attracting, integrating and retaining international employees. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain skilled employees.

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
As of December 31, 2015, we had 395 employees in the United States and 11 employees in the United Kingdom, compared with 318 employees in the United States and five employees in the United Kingdom as of December 31, 2014. We intend to further expand our overall headcount and operations both domestically and internationally, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, passion for customers and focus on execution, while facilitating knowledge sharing across our organization. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
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
We anticipate international sales and operations to become an increasingly important part of our business. Such sales and operational expenses may be subject to unexpected regulatory requirements and other barriers. Any fluctuation in the exchange rates of these foreign currencies may negatively impact our business, financial condition and results of operations. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets. In addition, those activities may be limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses.
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
We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. At December 31, 2015, we had U.S. federal net operating loss carryforwards, or NOLs, of $47.3 million, state NOLs of $41.5 million and foreign operating loss carry forwards of $4.5 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe that we experienced an ownership change under Section 382 of the Code in prior years that may limit our ability to utilize a portion of the NOLs. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOLs may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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

Risks Related to Ownership of Our Common Stock
The market price of our common stock has been and may be volatile and the value of our common stock could decline.
The trading price of our common stock has been and may be volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2015, the price of our common stock on the New York Stock Exchange has ranged from a low of $1.16 to a high of $11.24 through March 2, 2016. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations. Factors that could cause fluctuations in the trading price of our common stock, in addition to those in this “Risk Factors” section, include the following:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations or key metrics;

•	whether our results of operations or key metrics meet the expectations of securities analysts or investors or those expectations change;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries, or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock;

•	departures of key employees; or

•	an adverse impact on the company from any of the other risks cited in this report.
In addition, if the market for technology stocks or the stock market, in general, experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation, and we are presently the target of the securities litigation described under “Legal Proceedings”. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

If we do not meet the continued listing requirements of the New York Stock Exchange our common stock may be delisted.

Our common stock is listed on the New York Stock Exchange. The New York Stock Exchange requires us to continue to meet certain listing standards, including standards related to the trading price of our common stock, as well as our global market capitalization. While we are currently in compliance with the New York Stock Exchange continued listing requirements, we cannot assure you that we will remain in compliance. If we do not meet the New York Stock Exchange’s continued listing standards, we will be notified by the New York Stock Exchange and we will be required to take corrective action to meet the continued listing standards; otherwise our common stock will be delisted from the New York Stock Exchange. A delisting of our common stock on the New York Stock Exchange would reduce the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to access the public capital markets. A delisting would also reduce the value of our equity compensation plans, which could negatively impact our ability to retain key employees.
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
Our directors and executive officers and their affiliates, in the aggregate, beneficially own approximately 57% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2015. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2016, we are performing system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our initial public offering, we were never required to test our internal controls within a specified period, and, as a result, we may experience difficulty in producing accurate financial statements.
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
These restrictions are subject to certain exceptions. In addition, our loan and security agreement requires us to maintain and comply with certain financial covenants, including: (i) maintaining specified quarterly Adjusted EBITDA, which is defined for this purpose, with respect to any trailing twelve month period, as an amount equal to the sum of net income, plus (a) interest expense, plus (b) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (c) income tax expense, plus or minus (d) change in deferred revenue, less, (e) capitalized software development expenses, plus (f) any non-cash items such as stock-compensation expense (and other mutually agreed upon non-cash items), plus one-time non-recurring charges subject to the lenders approval. This covenant is to be tested on a quarterly basis beginning June 30, 2016; and (ii) maintaining at all times a 1.10 monthly minimum Adjusted Quick Ratio, which is defined as the ratio of cash held at the lender and cash equivalents plus net accounts receivables to current liabilities (including all debt outstanding under the revolving line of credit) minus the current portion of deferred revenue. This covenant is to be tested on a monthly basis.
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
Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
In March of 2016, our board of directors approved a stock repurchase program of up to $4.0 million. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness.
Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
Our corporate headquarters are located in Morrisville, North Carolina, where we occupy facilities totaling approximately 48,648 square feet under a lease which expires in June 2019. We use these facilities for our principal administration, sales and marketing, technology and development and engineering activities. We also maintain additional offices in Austin, Texas, which we use primarily for software development, and Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Cincinnati, Ohio; London, United Kingdom; Los Angeles, California; Minneapolis, Minnesota; New York City, New York; Rogers, Arkansas and San Francisco, California, which we use primarily for sales and marketing. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Item 3.  Legal Proceedings.
We, certain of our officers and directors, and certain investment banking firms who acted as underwriters in connection with our initial public offering, have been named as defendants in a putative class action lawsuit filed August 31, 2015 in the United States District Court for the Southern District of New York. The complaint alleges that the defendants violated Sections 11, 12 and 15 of the Securities Act by not including information regarding customer concentration, which the complaint characterizes as a known trend and/or significant factor required to be disclosed under federal securities regulations. The complaint seeks unspecified damages, interest and other costs.
The Court appointed a Lead Plaintiff on November 18, 2015, and on January 19, 2016 the Lead Plaintiff filed a First Amended Complaint that repeats the same substantive allegations included in the initial complaint and continues to seek unspecified damages. We anticipate filing a motion to dismiss the First Amended Complaint by no later than March 21, 2016.
We dispute the claims alleged in the lawsuit and intend to defend this matter vigorously.
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
Item 4.  Mine Safety Disclosures.
Not applicable.

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been publicly traded on the New York Stock Exchange under the symbol "MXPT" since March 6, 2015. Prior to that date, there was no public trading market for our common stock.
The following table sets forth the high and low sales prices of our common stock as reported by the New York Stock Exchange for the periods indicated.

Fiscal Year Ended December 31, 2015	High	Low
First Quarter (since March 6, 2015)	$11.24	$9.20
Second Quarter	$10.14	$6.73
Third Quarter	$10.14	$3.93
Fourth Quarter	$5.58	$1.32
Stockholders
As of March 2, 2016, we had 76 holders of record for our common stock. The actual number of stockholders is greater than this number of record holders because it includes stockholders who are beneficial owners but whose shares are held of record in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any dividends on our common stock. We currently intend to retain any earnings to finance the operation and expansion of our business, and we currently do not anticipate paying any cash dividends in the future. In addition, our loan and security agreement requires us to obtain the prior written consent of the lender prior to us paying a dividend, which restricts our ability to pay dividends.
Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.
Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following graph shows a comparison of the cumulative total return on an initial investment of $100 in our common stock on March 6, 2015 (the date our common stock commenced trading on The New York Stock Exchange) through December 31, 2015, with the cumulative total return of such amount on the Dow Jones Industrial Average Index and Russell 2000 Index for the same period. We have never paid any cash dividends on our common stock, and we do not include cash dividends in the representation of our performance. The data for the Dow Jones Industrial Average Index and the Russell 2000 Index assumes reinvestments of dividends. The graph also assumes our closing sales price on March 6, 2015 of $9.76 as the initial value of our common stock.

The stock price performance shown in the graph below is based upon historical data and is not necessarily indicative of future stock price performance.

Use of Proceeds
On March 11, 2015, we closed our initial public offering of 6,500,000 shares of our common stock at a public offering price of $11.50 per share. The offer and sale of all of the shares in our initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-201833), which was declared effective by the SEC on March 5, 2015. There have been no material changes in our use of the proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.
Recent Sale of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Parties
Not applicable.

Item 6. Selected Financial Data.
The following tables set forth our selected consolidated financial data. The following selected consolidated statements of operations data for the years ended December 31, 2013, 2014 and 2015 and the selected consolidated balance sheet data as of December 31, 2014 and 2015 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following selected consolidated statements of operations data for the years ended December 31, 2011 and 2012 and the selected consolidated balance sheet data as of December 31, 2011, 2012 and 2013 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2011	2012	2013	2014	2015

	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue, net	$14,679	$35,072	$66,068	$106,460	$140,127
Traffic acquisition costs	7,762	16,485	27,712	44,534	53,799
Other cost of revenue	1,295	2,982	3,904	8,283	14,881
Gross profit	5,622	15,605	34,452	53,643	71,447
Operating expenses:
Sales and marketing	6,325	12,938	20,475	38,472	52,718
Research and development	2,555	5,376	8,666	14,656	23,444
General and administrative	2,117	4,043	5,217	11,318	15,666
Total operating expenses	10,997	22,357	34,358	64,446	91,828
(Loss) income from operations	(5,375)	(6,752)	94	(10,803)	(20,381)
Other expense (income):
Interest expense	88	21	268	1,315	1,250
Amortization and write-off of debt discount	—	—	—	170	1,108
Amortization and write-off of deferred financing costs	—	6	15	32	197
Derivative fair value adjustment related to common stock warrants	—	—	—	671	(482)
Other expense (income)	31	(19)	(2)	(2)	(1)
Total other expense	119	8	281	2,186	2,072
Loss before income taxes	(5,494)	(6,760)	(187)	(12,989)	(22,453)
Provision for income taxes	—	—	—	—	—
Net loss	$(5,494)	$(6,760)	$(187)	$(12,989)	$(22,453)
Net loss per basic and diluted share of common stock (1)	$(2.21)	$(2.13)	$(0.05)	$(3.31)	$(1.03)
Weighted-average shares used to compute net loss per basic and diluted share of common stock (1)	2,482,575	3,170,465	3,708,528	3,921,634	21,808,974

	Year Ended December 31,
	2011	2012	2013	2014	2015

	(in thousands)
Stock-based compensation expense included above:
Other cost of revenue	$1	$2	$6	$20	$92
Sales and marketing	32	137	212	505	897
Research and development	21	155	276	756	1,358
General and administrative	230	259	85	1,058	1,510
Other financial data:
Revenue ex-TAC(2)	$6,917	$18,587	$38,356	$61,926	$86,328
Adjusted EBITDA(3)	$(4,648)	$(5,116)	$2,631	$(5,391)	$(10,449)

(1)
All share, per-share and related information has been retroactively adjusted, where applicable, to reflect the impact of a 1-for-2 reverse stock split of our capital stock, which was effected on February 20, 2015.

(2)
We define Revenue ex-TAC as revenue less traffic acquisition costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures and Operating Performance Metrics" for more information as to the limitations of using non-GAAP financial measures and for the reconciliation of Revenue ex-TAC to revenue, the most directly comparable financial measure calculated in accordance with GAAP.

(3)
We define Adjusted EBITDA as net loss before income taxes, interest expense, depreciation and amortization, stock-based compensation and change in fair value of common stock warrant liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures and Operating Performance Metrics" for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.

	As of December 31,
	2011	2012	2013	2014	2015

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,105	$9,831	$8,805	$12,949	$41,143
Accounts receivable, net	4,603	15,028	24,233	41,303	43,336
Restricted cash, short-term	—	—	—	—	1,861
Restricted cash, long-term	1,000	2,000	3,500	4,900	—
Working capital	18,001	16,431	20,611	29,194	32,988
Total assets	25,222	31,082	42,750	73,697	107,286
Short-term debt	—	—	—	—	31,225
Long-term debt, net	3,700	10,718	17,761	44,127	—
Total liabilities	7,717	19,689	30,886	72,380	55,553
Total convertible preferred stock	25,475	25,476	25,476	25,476	—
Total stockholders’ (deficit) equity	(7,970)	(14,083)	(13,612)	(24,159)	51,733

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
We are a marketing technology company that generates hyperlocal intelligence to optimize brand and retail performance. We offer a leading business intelligence and marketing automation software service, which we refer to as our solution, that enables national brands to drive local, in-store sales. National brands use our MaxPoint Intelligence Platform to predict the most likely local buyers of a specific product at a particular retail location and then execute cross-channel digital marketing campaigns to reach these buyers. The foundation for our local targeting is our proprietary Digital Zip architecture, a digital grid of households organized into specific neighborhoods, or Digital Zips, which can be as small as a couple of city blocks. We have approximately 44,000, 39,000 and 5,300 Digital Zips in the United States, Europe and Canada, respectively. Through a combination of our proprietary and third-party data, we create a profile for each Digital Zip based on shared demographic and financial traits, such as family size, income level, education, age and historical purchasing behavior. Business intelligence is at the core of our solution, which leverages high-velocity data processing and proprietary statistical models to continuously analyze up to 70 billion daily data attributes to delineate consumers’ real-time purchase intent. By identifying and reaching only the most likely local buyers with digital customized product offers for local stores, national brands can more efficiently and effectively run local marketing campaigns, thereby increasing in-store sales and reducing wasted marketing spend associated with traditional approaches. We provide a technology-driven alternative to traditional local marketing methods for national brands across a number of industries where transactions take place predominantly offline, such as consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment.

We operate in one segment and generate revenue by delivering local, targeted digital marketing campaigns for customers through various channels, including display, mobile, social and video. We define “local,” with respect to both retail locations and buyers or consumers, as the close proximity of a targeted consumer to a targeted retail location, typically within a specific Digital Zip. Historically, our revenue has predominantly come from display advertising because it was the first to be made available for programmatic purchasing through real-time bidding, or RTB, exchanges. The digital advertising industry is rapidly adopting programmatic purchasing for display, mobile, social and video advertising and accelerating the amount and variety of digital media inventory available through RTB exchanges. As we continue to expand in the mobile, social and video channels, we must continue to utilize our platform to effectively provide targeted campaigns in an efficient manner through a combination of pricing with our customers and by managing the costs associated with RTB exchanges. Any significant shift in the mix of channels used to provide our marketing automation software solution to our customers could have a favorable or unfavorable impact on our operating results and financial condition.

The MaxPoint Intelligence Platform is a cloud-based software service that enables us to predict local demand for national brands based on consumers' purchase power and intent and manage customized digital advertisements containing in-store offers and promotions to reach consumers at a local level across display, mobile, social and video channels. Through marketing automation and direct integrations with RTB exchanges, our platform delivers customized digital advertisements containing product and store specific promotions to local consumers across display, mobile, social and video channels. National brands can then measure the offline sales impact of those digital marketing campaigns to optimize future campaigns and budgets and manage in-store supply levels. Our customers typically pay us on a cost per thousand impressions, or CPM, model based on the number of impressions we deliver through our platform for each marketing campaign.

Our diverse customer base consists primarily of enterprises with national brands in the consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment industries. We sell our solution either directly to our customers or through advertising agencies that act on behalf of our customers. We have worked with 19 of the top 20 leading national advertisers and each of the top 10 advertising agencies in the United States as ranked in 2015 by Advertising Age. As of December 31, 2015, we had 709 enterprise customers as described in “Non-GAAP Financial Measures and Operating Performance Metrics.” Our customer agreements typically have terms of less than three months and are cancelable at any time, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. Our revenue recognition policies are discussed in more detail under “Critical Accounting Policies and Significant Judgments and Estimates.”

We generated revenue of $66.1 million, $106.5 million and $140.1 million for the years ended December 31, 2013, 2014 and 2015, respectively, representing year-over-year increases of 61% and 32%, respectively. Revenue less traffic acquisition costs, which we refer to as Revenue ex-TAC, was $38.4 million, $61.9 million and $86.3 million for the years ended December 31, 2013, 2014 and 2015, respectively, representing year-over-year increases of 61% and 39%, respectively. We recorded a net loss of $0.2 million, $13.0 million and $22.5 million for the years ended December 31, 2013, 2014 and 2015, respectively. Our Adjusted EBITDA was $2.6 million, $(5.4) million and $(10.4) million for the years ended December 31, 2013, 2014 and 2015, respectively. Revenue ex-TAC and Adjusted EBITDA are financial measures not calculated in accordance with U.S. generally accepted accounting principles, or GAAP. Please refer to " Non-GAAP Financial Measures and Operating Performance Metrics" for information on Revenue ex-TAC and Adjusted EBITDA and for a reconciliation of Revenue ex-TAC to revenue and Adjusted EBITDA to net loss, respectively, the most directly comparable GAAP financial measures.
Since our inception in 2006, we have focused on developing our solutions to address the challenges that national brands experience with local marketing. During our early years, we focused largely on product development, which resulted in the introduction of our MaxPoint Intelligence Platform in 2011 as a service primarily run by us on behalf of our customers. Since 2013, our customers have also had the ability to directly interface with the MaxPoint Intelligence Platform software service. We have grown our revenue from $66.1 million for the year ended December 31, 2013 to $140.1 million for the year ended December 31, 2015, representing a compound annual growth rate, or CAGR, of 46%. To date, substantially all of our revenue has come from sales in the United States.
Our goal is to be the leading strategic partner assisting national brands in driving local, in-store sales and to deliver better informed marketing for our customers by combining our proprietary technology and data with each customer’s enterprise data. The core elements of our growth strategy include increasing our share of existing customer spend, acquiring new customers, further penetrating new industries, continuing to innovate and invest in our technology and expanding internationally. To accomplish our goal, we plan to invest for long-term growth. We anticipate that our operating expenses will increase in the foreseeable future as we execute the core elements of our growth strategy. While these investments will likely reduce our profitability in the near term, we believe they will contribute to our long-term growth.
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
Key Factors Affecting Our Performance
Increasing Share of Spend from Existing Customers
While we have a significant customer base, we believe we must retain and capture an increasing share of our existing customers’ marketing budgets in order for additional market penetration, growth and future revenue. We intend to expand our footprint with our existing advertiser customers by working with a larger number of their national brands and by growing the number of geographies, regions and individual stores for which they use our software solution. We also plan to invest in our sales organization to deepen and strengthen our relationships with existing customers.
In order to assess our progress in capturing spend from existing advertiser customers, we measure revenue retention from classes of our customers. We first categorize each of our customers by the initial year in which we recognize revenue from providing our solution to them, which we refer to as a class. Once the relevant class population is determined, we analyze the year-over-year impact of our continuing relationships. The percentage revenue changes from the prior year by class of total customers from 2011 through 2015 is summarized as follows:

	2012 vs. 2011	2013 vs. 2012	2014 vs. 2013	2015 vs. 2014
Total customers—Class of 2011	67%	65%	23%	(6)%
Total customers—Class of 2012	—	39%	35%	39%
Total customers—Class of 2013	—	—	55%	1%
Total customers—Class of 2014	—	—	—	(6)%

In addition, we also evaluate the revenue growth from our top 25 customers for a given class year. We analyze the median annual revenue from the customers from which we recognize revenue in a given period. We only include continuing customers when calculating the median annual revenue of a given class. The revenue change from these customer classes from 2011 through 2015 are summarized as follows (in thousands):

	2011	2012	2013	2014	2015
Class of 2011	$223	$419	$712	$1,011	$481
Class of 2012	—	601	817	1,035	830
Class of 2013	—	—	1,027	1,283	1,581
Class of 2014	—	—	—	1,500	1,789
Class of 2015	—	—	—	—	1,848
As an additional example of the growth of acceptance of our solution, our engagement with our top 25 customers for each of 2011, 2012, 2013, 2014 and 2015 is summarized as follows:

	2011	2012	2013	2014	2015
Revenue from top 25 customers (in millions)	$11.0	$18.9	$36.8	$51.7	$66.5
Percent of total revenue from top 25 customers	75%	54%	56%	49%	47%
Average revenue from top 25 customers (in thousands)	$440	$757	$1,474	$2,068	$2,659
Total campaigns for top 25 customers	424	940	2,131	3,298	4,340
Average campaigns from top 25 customers	17	38	85	132	174
Minimum revenue from top 25 customers (in thousands)	$119	$362	$682	$1,035	$1,241

Acquiring New Customers
Our growth in our customer base is also an important element of our growth strategy. Our goal is to attract new customers by growing market awareness of our solution. We believe that we are well positioned for future growth and that we have an opportunity to continue expanding our customer base in the coming years, and we plan to invest in our sales organization and marketing efforts in order to reach these potential customers.
Further Penetrating New Industries
Historically, we have focused primarily on serving national brands in three industries: consumer products, retail and automotive. We have also expanded into four other industries: financial services, healthcare, telecommunications and entertainment. Our plan is to continue to penetrate these industries and pursue opportunities in additional industries.
Continuing to Innovate and Invest in our Technology
Our technology is a key factor affecting our performance. We plan to continue to make substantial investments in our technology and research and development to enhance the effectiveness of our solution in an effort to deliver increasing value to our customers. In addition to improving our data processing, business intelligence and marketing execution technologies, we intend to enhance ways that our customers can access and utilize our solution and extract greater intelligence from the data we aggregate and generate. One such innovation has been our ability to purchase non-display advertisements through our platform on behalf of our customers, which was introduced in the fourth quarter of 2012. Revenue from non-display advertisements has grown rapidly from approximately 8% of revenue, or $0.9 million, in the first quarter of 2013, to approximately 37% of revenue, or $15.2 million in the fourth quarter of 2015. Revenue from mobile advertising on phones and tablets has grown rapidly from approximately 2% of revenue, or $0.2 million, in the first quarter of 2013, to approximately 32% of revenue, or $13.2 million in the fourth quarter of 2015.
Expanding Internationally
To date, we have focused our efforts on developing our solution for the U.S. market. We believe that our technology and solution can be adapted to other countries where national brands face similar challenges with local marketing. We have established a presence in the United Kingdom and will continue to explore additional international expansion opportunities.

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
Traffic Acquisition Costs
Traffic acquisition costs consists of media costs for advertising impressions we purchase from RTB exchanges, which are expensed as incurred. We purchase impressions directly from these exchanges and typically pay them monthly for actual advertising impressions acquired. Historically, we have not committed to purchasing a defined volume of impressions from any of these exchanges. We anticipate our traffic acquisition costs will increase as our revenue increases. However, our traffic acquisition costs will fluctuate on a quarterly basis due to the seasonality of our business, our experimentation with and refinement of our real-time bidding platform, competition for impressions on RTB exchanges, the type of media inventory we are purchasing and the types of campaigns we are implementing for our customers.
Other Cost of Revenue
Other cost of revenue primarily consists of third-party data centers and advertisement-serving costs, depreciation of data center equipment, amortization of capitalized internal-use software cost for revenue-producing technologies, purchases of third-party data for specific marketing campaigns and salaries and personnel-related costs of our employees dedicated to executing our marketing campaigns. The number of employees dedicated to executing our marketing campaigns grew from 8 at December 31, 2013 to 20 at December 31, 2015, and we expect to continue to hire new employees in order to support our anticipated revenue growth. We anticipate other cost of revenue will increase as our revenue increases.
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. The number of employees related to these expense categories grew from 161 at December 31, 2013 to 386 at December 31, 2015, and we expect to continue to hire new employees in order to support our anticipated revenue growth.
Sales and marketing expense.  Sales and marketing expense consists primarily of salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses, stock-based compensation expense and commissions. We record expense for commissions over the term of the associated marketing campaign. Additional expenses include marketing, advertising and promotional event programs, corporate communications, travel and allocated overhead costs. Overhead costs include general corporate expenses such as depreciation, rent, utilities, supplies and services that are ratably allocated to sales and marketing expense based on headcount for the periods presented. Fluctuations in allocated overhead costs are attributable to changes in general corporate expenses subject to allocation. The number of employees in our sales and marketing functions grew from 84 at December 31, 2013 to 192 at December 31, 2015, and we expect our sales and marketing expense to increase in the foreseeable future as we further increase the number of our sales and marketing professionals and expand our marketing activities in order to continue to grow our business.

Research and development expense.  Research and development expense consists primarily of salaries and personnel-related costs for our engineering and research and development employees, including benefits, bonuses and stock-based compensation expense. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology, third-party data costs purchased for the development and enhancement of our technology platform, consulting and allocated overhead costs. Overhead costs include general corporate expenses such as depreciation, rent, utilities, supplies and services that are ratably allocated to research and development expense based on headcount for the periods presented. Fluctuations in allocated overhead costs are attributable to changes in general corporate expenses subject to allocation. The number of employees in research and development functions increased from 60 at December 31, 2013 to 145 at December 31, 2015. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position.
General and administrative expense.  General and administrative expense consists primarily of salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation expense. Additional expenses include consulting and professional fees, insurance, legal, other corporate expenses and travel. The number of employees in general and administrative functions grew from 17 at December 31, 2013 to 49 at December 31, 2015, and we expect our general and administrative expenses to increase as a result of operating as a public company. These expenses also include costs associated with the compliance with regulations governing public companies, directors’ and officers’ liability insurance, increased professional services and an enhanced investor relations function.
Other Expense (Income)
Other expense (income) consists primarily of interest expense, amortization and write-off of debt discount, amortization and write-off of deferred financing costs, the fair value adjustment related to common stock warrants and interest income. Interest expense, amortization of debt discount and deferred financing costs relate to outstanding borrowings under our credit facilities. The change in fair value of common stock warrants relates to the mark-to-market adjustment of common stock warrants granted to our lender.
Provision for Income Taxes
Provision for income taxes consists of U.S. federal, state and foreign income taxes. We incurred no income tax expense for the years ended December 31, 2013, 2014 and 2015.

Results of Operations
The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Revenue, net	$66,068	$106,460	$140,127
Traffic acquisition costs	27,712	44,534	53,799
Other cost of revenue	3,904	8,283	14,881
Gross profit	34,452	53,643	71,447
Operating expenses:
Sales and marketing	20,475	38,472	52,718
Research and development	8,666	14,656	23,444
General and administrative	5,217	11,318	15,666
Total operating expenses	34,358	64,446	91,828
Income (loss) from operations	94	(10,803)	(20,381)
Other expense (income):
Interest expense	268	1,315	1,250
Amortization and write-off of debt discount	—	170	1,108
Amortization and write-off of deferred financing costs	15	32	197
Derivative fair value adjustment related to common stock warrants	—	671	(482)
Other income	(2)	(2)	(1)
Total other expense	281	2,186	2,072
Loss before income taxes	(187)	(12,989)	(22,453)
Provision for income taxes	—	—	—
Net loss	$(187)	$(12,989)	$(22,453)

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Year Ended December 31,
	2013	2014	2015
	(as a percentage of revenue)
Revenue, net	100.0%	100.0%	100.0%
Traffic acquisition costs	41.9%	41.8%	38.4%
Other cost of revenue	5.9%	7.8%	10.6%
Gross profit	52.1%	50.4%	51.0%
Operating expenses:
Sales and marketing	31.0%	36.1%	37.6%
Research and development	13.1%	13.8%	16.7%
General and administrative	7.9%	10.6%	11.2%
Total operating expenses	52.0%	60.5%	65.5%
Income (loss) from operations	0.1%	(10.1)%	(14.5)%
Other expense (income):
Interest expense	0.4%	1.2%	0.9%
Amortization and write-off of debt discount	—%	0.2%	0.8%
Amortization and write-off of deferred financing costs	—%	—%	0.1%
Derivative fair value adjustment related to common stock warrants	—%	0.6%	(0.3)%
Other income	—%	—%	—%
Total other expense	0.4%	2.1%	1.5%
Loss before income taxes	(0.3)%	(12.2)%	(16.0)%
Provision for income taxes	—%	—%	—
Net loss	(0.3)%	(12.2)%	(16.0)%

Comparison of Years Ended December 31, 2014 and 2015

	Year Ended December 31,
	2014		2015
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands, except percentages)
Revenue, net	$106,460	100.0%	$140,127	100.0%	$33,667	31.6%
Traffic acquisition costs	44,534	41.8%	53,799	38.4%	9,265	20.8%
Other cost of revenue	8,283	7.8%	14,881	10.6%	6,598	79.7%
Gross profit	53,643	50.4%	71,447	51.0%	17,804	33.2%
Operating expenses:
Sales and marketing	38,472	36.1%	52,718	37.6%	14,246	37.0%
Research and development	14,656	13.8%	23,444	16.7%	8,788	60.0%
General and administrative	11,318	10.6%	15,666	11.2%	4,348	38.4%
Total operating expenses	64,446	60.5%	91,828	65.5%	27,382	42.5%
Income (loss) from operations	(10,803)	(10.1)%	(20,381)	(14.5)%	(9,578)	88.7%
Other expense (income):
Interest expense	1,315	1.2%	1,250	0.9%	(65)	(4.9)%
Amortization and write-off of debt discount	170	0.2%	1,108	0.8%	938	551.8%
Amortization and write-off of deferred financing costs	32	—%	197	0.1%	165	515.6%
Derivative fair value adjustment related to common stock warrants	671	0.6%	(482)	(0.3)%	(1,153)	(171.8)%
Other income	(2)	—%	(1)	—%	1	(50.0)%
Total other expense	2,186	2.1%	2,072	1.5%	(114)	(5.2)%
Loss before income taxes	(12,989)	(12.2)%	(22,453)	(16.0)%	(9,464)	72.9%
Provision for income taxes	—	—%	—	—%	—	—%
Net loss	$(12,989)	(12.2)%	$(22,453)	(16.0)%	$(9,464)	72.9%
Revenue.  Revenue increased by $33.7 million, or 31.6%, from $106.5 million for the year ended December 31, 2014 to $140.1 million for the year ended December 31, 2015. This growth was primarily attributable to an increase in the number of enterprise customers during the year ended December 31, 2015 compared to the year ended December 31, 2014. The number of enterprise customers increased 48.0% from 479 as of December 31, 2014 to 709 as of December 31, 2015. This increase was partially offset by a decrease in our revenue per enterprise customer of 11.3% for the year ended December 31, 2015, as compared to the year ended December 31, 2014.
Traffic acquisition costs.  Traffic acquisition costs increased by $9.3 million, or 20.8%, from $44.5 million for the year ended December 31, 2014 to $53.8 million for the year ended December 31, 2015. The increase in traffic acquisition costs was attributable to the increased volume of impressions purchased on RTB exchanges. As a percentage of revenue, traffic acquisition costs decreased from 41.8% for the year ended December 31, 2014 to 38.4% for the year ended December 31, 2015. This decrease was primarily attributable to lower prices for advertising impressions on the RTB exchanges and improvements to our proprietary bidding technologies.

Other cost of revenue.  Other cost of revenue increased by $6.6 million, or 79.7%, from $8.3 million for the year ended December 31, 2014 to $14.9 million for the year ended December 31, 2015. The increase in other cost of revenue was primarily attributable to a $2.6 million increase in expenses related to amortization of internal-use software and depreciation. We also experienced a $1.5 million increase in salaries and personnel-related costs. The number of full-time employees dedicated to executing our marketing campaigns increased from 17 at December 31, 2014 to 20 at December 31, 2015. In addition, there was a $1.0 million increase in purchases of third-party data, a $0.9 million increase in third-party advertisement-serving costs and a $0.6 million increase in third-party data center costs related to an increase in the volume of impressions delivered. As a percentage of revenue, other cost of revenue increased from 7.8% for the year ended December 31, 2014 to 10.6% for the year ended December 31, 2015.
Sales and marketing.  Sales and marketing expense increased by $14.2 million, or 37.0%, from $38.5 million, or 36.1% of revenue, for the year ended December 31, 2014, to $52.7 million, or 37.6% of revenue, for the year ended December 31, 2015. The increase in sales and marketing expense was primarily attributable to a $9.0 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. The number of full-time sales and marketing employees increased from 157 at December 31, 2014 to 192 at December 31, 2015. In addition, we experienced an increase in marketing, advertising and promotional events, and travel costs of $3.0 million as we focused on marketing our software solution to generate awareness, expanding our footprint with existing advertiser customers, and increasing the adoption of our software solution by new customers. We also experienced a $1.2 million increase related to corporate communications and a $1.0 million increase in allocated overhead costs.
Research and development.  Research and development expense increased by $8.8 million, or 60.0%, from $14.7 million, or 13.8% of revenue, for the year ended December 31, 2014, to $23.4 million, or 16.7% of revenue, for the year ended December 31, 2015. The increase in research and development expense was primarily attributable to a $5.8 million increase in salaries and personnel-related costs associated with an increase in research and development personnel. The number of full-time research and development employees increased from 114 at December 31, 2014 to 145 at December 31, 2015. In addition, we experienced an increase in allocated overhead of $1.4 million, an increase in purchases of third-party data of $1.3 million and an increase in travel, consulting and other costs of $0.3 million.
General and administrative.  General and administrative expense increased by $4.3 million, or 38.4%, from $11.3 million, or 10.6% of revenue, for the year ended December 31, 2014, to $15.7 million, or 11.2% of revenue, for the year ended December 31, 2015. The increase in general and administrative expense was primarily attributable to a $2.8 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business. The number of full-time general and administrative employees increased from 35 at December 31, 2014 to 49 at December 31, 2015. In addition, we experienced a $2.3 million increase in insurance costs, legal fees and other corporate administration costs. These increases were partially offset by a $0.7 million decrease in consulting and professional fees related to our transition to a public company and a $0.1 million decrease in travel costs.
Interest expense.  Interest expense decreased by $0.1 million, or 4.9%, for the year ended December 31, 2014 compared to the year ended December 31, 2015. The change in interest expense was primarily due to outstanding borrowings under our previous revolving line of credit and equipment line of credit, and our new loan agreements entered into in June 2014.
Amortization expense.  The $1.3 million of amortization expense for the year ended December 31, 2015 related primarily to the write-off of the debt discount and deferred financing costs associated with the early repayment of outstanding debt. In March, we repaid the first and second tranches of the amended mezzanine loan and security agreement totaling $15.0 million. In April, we repaid the 2015 term loan, which represented the remaining $5.0 million principal balance on the amended mezzanine loan and security agreement. This debt was initially scheduled to mature in June of 2017, however, we elected to use a portion of our initial public offering proceeds to repay these amounts and incurred no early repayment penalty.
Derivative fair value adjustment related to common stock warrants. The unfavorable $0.7 million and favorable $0.5 million change in fair value of common stock warrants for the years ended December 31, 2014 and 2015, respectively, related entirely to the fair value adjustment for instruments granted to our lender under our loan agreements entered into in June 2014.

Comparison of Years Ended December 31, 2013 and 2014

	Year Ended December 31,
	2013		2014
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands, except percentages)
Revenue, net	$66,068	100.0%	$106,460	100.0%	$40,392	61.1%
Traffic acquisition costs	27,712	41.9%	44,534	41.8%	16,822	60.7%
Other cost of revenue	3,904	5.9%	8,283	7.8%	4,379	112.2%
Gross profit	34,452	52.1%	53,643	50.4%	19,191	55.7%
Operating expenses:
Sales and marketing	20,475	31.0%	38,472	36.1%	17,997	87.9%
Research and development	8,666	13.1%	14,656	13.8%	5,990	69.1%
General and administrative	5,217	7.9%	11,318	10.6%	6,101	116.9%
Total operating expenses	34,358	52.0%	64,446	60.5%	30,088	87.6%
Income (loss) from operations	94	0.1%	(10,803)	(10.1)%	(10,897)	*
Other expense (income):
Interest expense	268	0.4%	1,315	1.2%	1,047	390.7%
Amortization of debt discount	—	—%	170	0.2%	170	*
Amortization of deferred financing costs	15	—%	32	—%	17	113.3%
Derivative fair value adjustment related to common stock warrants	—	—%	671	0.6%	671	*
Other income	(2)	—%	(2)	—%	—	—%
Total other expense	281	0.4%	2,186	2.1%	1,905	677.9%
Loss before income taxes	(187)	(0.3)%	(12,989)	(12.2)%	(12,802)	*
Provision for income taxes	—	—%	—	—%	—	—%
Net loss	$(187)	(0.3)%	$(12,989)	(12.2)%	$(12,802)	*

*	Not meaningful.
Revenue.  Revenue increased by $40.4 million, or 61.1%, from $66.1 million for the year ended December 31, 2013 to $106.5 million for the year ended December 31, 2014. This growth was primarily attributable to the combined effect of an increase in the number of enterprise customers and in revenue per enterprise customer during the year ended December 31, 2014 compared to the year ended December 31, 2013. The number of enterprise customers increased 57.6% from 304 as of December 31, 2013 to 479 as of December 31, 2014. In addition, our revenue per enterprise customer increased 2.5% during the year ended December 31, 2014 as compared to the year ended December 31, 2013.
Traffic acquisition costs.  Traffic acquisition costs increased by $16.8 million, or 60.7%, from $27.7 million for the year ended December 31, 2013 to $44.5 million for the year ended December 31, 2014. The increase in traffic acquisition costs was attributable to the increased volume of impressions purchased on RTB exchanges. As a percentage of revenue, traffic acquisition costs decreased from 41.9% for the year ended December 31, 2013 to 41.8% for the year ended December 31, 2014.

Other cost of revenue.  Other cost of revenue increased by $4.4 million, or 112.2%, from $3.9 million for the year ended December 31, 2013 to $8.3 million for the year ended December 31, 2014. The increase in other cost of revenue was primarily attributable to an increase in the volume of impressions delivered. This included a $1.5 million increase in third-party advertisement-serving costs, a $0.9 million increase in purchases of third-party data and a $0.5 million increase in third-party data center costs. In addition, there was a $0.8 million increase in expenses related to amortization of internal-use software and depreciation. We also experienced an increase in infrastructure costs required to support our technology platform of $0.1 million and a $0.6 million increase in salaries and personnel-related costs. The number of full-time employees dedicated to executing our marketing campaigns increased from 8 at December 31, 2013 to 17 at December 31, 2014. As a percentage of revenue, other cost of revenue increased from 5.9% for the year ended December 31, 2013 to 7.8% for the year ended December 31, 2014.
Sales and marketing.  Sales and marketing expense increased by $18.0 million, or 87.9%, from $20.5 million, or 31.0% of revenue, for the year ended December 31, 2013, to $38.5 million, or 36.1% of revenue, for the year ended December 31, 2014. The increase in sales and marketing expense was primarily attributable to a $13.0 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. The number of full-time sales and marketing employees increased from 84 at December 31, 2013 to 157 at December 31, 2014. In addition, we experienced an increase in marketing, advertising and promotional events, and travel costs of $2.8 million as we focused on marketing our software solution to generate awareness, expanding our footprint with existing advertiser customers, and increasing the adoption of our software solution by new customers. We also experienced a $2.2 million increase in allocated overhead costs.
Research and development.  Research and development expense increased by $6.0 million, or 69.1%, from $8.7 million, or 13.1% of revenue, for the year ended December 31, 2013, to $14.7 million, or 13.8% of revenue, for the year ended December 31, 2014. The increase in research and development expense was primarily attributable to a $4.2 million increase in salaries and personnel-related costs associated with an increase in research and development personnel. The number of full-time research and development employees increased from 60 at December 31, 2013 to 114 at December 31, 2014. In addition, we experienced an increase in allocated overhead of $1.0 million, an increase of $0.5 million in purchases of third-party data and an increase in travel costs of $0.3 million.
General and administrative.  General and administrative expense increased by $6.1 million, or 116.9%, from $5.2 million, or 7.9% of revenue, for the year ended December 31, 2013, to $11.3 million, or 10.6% of revenue, for the year ended December 31, 2014. The increase in general and administrative expense was primarily attributable to a $3.0 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business. The number of full-time general and administrative employees increased from 17 at December 31, 2013 to 35 at December 31, 2014. In addition, we experienced a $3.1 million increase in consulting, professional fees and other corporate administration as we prepared for our initial public offering.
Interest expense.  Interest expense increased by $1.0 million, or 390.7%, for the year ended December 31, 2013 compared to the year ended December 31, 2014. The increase in interest expense was primarily due to additional borrowings under our previous revolving line of credit and equipment line of credit, and our new loan agreements entered into in June 2014.
Amortization expense.  The $0.2 million of amortization expense for the year ended December 31, 2014 represents amortization of debt discount and deferred financing costs related to our loan agreements entered into in June 2014.
Derivative fair value adjustment related to common stock warrants.  For the year ended December 31, 2014, the change in fair value of common stock warrants related entirely to the unfavorable fair value adjustment of $0.7 million for instruments granted to our lender under our loan agreements entered into in June 2014.

Key Financial and Operating Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our performance and project our future performance. Revenue is discussed under the headings “Results of Operations,” “Comparison of Years Ended December 31, 2014 and 2015” and “Comparison of Years Ended December 31, 2013 and 2014.” Revenue ex-TAC, Adjusted EBITDA and number of enterprise customers are discussed under the heading “Non-GAAP Financial Measures and Operating Performance Metrics.” The following metrics aid us in developing and refining our growth strategies and making strategic decisions:

	Year Ended December 31,
	2013	2014	2015
	(in thousands, except number of enterprise customers)
Revenue	$66,068	$106,460	$140,127
Revenue ex-TAC	$38,356	$61,926	$86,328
Adjusted EBITDA	$2,631	$(5,391)	$(10,449)
Number of enterprise customers	304	479	709
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

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Revenue	$66,068	$106,460	$140,127
Less: traffic acquisition costs	(27,712)	(44,534)	(53,799)
Revenue ex-TAC	$38,356	$61,926	$86,328
 Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have provided within this report Adjusted EBITDA, a Non-GAAP financial measure. We define Adjusted EBITDA as net loss before income taxes, interest expense, amortization and write-off of debt discount, amortization and write-off of deferred financing costs and depreciation and amortization, adjusted to eliminate stock-based compensation expense and change in fair value of common stock warrant liabilities. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
We have included Adjusted EBITDA in this report because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operating plans. In particular, we believe the exclusion of certain items in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business.

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
Because of these and other limitations, we consider, and you should consider, Adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Net loss	$(187)	$(12,989)	$(22,453)
Adjustments:
Interest expense	268	1,315	1,250
Amortization and write-off of debt discount	—	170	1,108
Amortization and write-off of deferred financing costs	15	32	197
Provision for income taxes	—	—	—
Depreciation and amortization	1,956	3,071	6,074
Stock-based compensation	579	2,339	3,857
Change in fair value of warrants	—	671	(482)
Adjusted EBITDA	$2,631	$(5,391)	$(10,449)

The following table presents a detail of depreciation and amortization expense included above for each of the periods indicated:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Other cost of revenue	$949	$1,708	$4,262
Sales and marketing	337	387	410
Research and development	599	900	1,314
General and administrative	71	76	88
Total depreciation and amortization	$1,956	$3,071	$6,074

The following table presents a detail of stock-based compensation included above for each of the periods indicated:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Other cost of revenue	$6	$20	$92
Sales and marketing	212	505	897
Research and development	276	756	1,358
General and administrative	85	1,058	1,510
Total stock-based compensation	$579	$2,339	$3,857
Number of Enterprise Customers
Our number of enterprise customers is a key operating metric. We believe our ability to increase the revenue we generate from existing customers and attract new customers is an important component of our growth strategy. We also believe that those customers from which we have generated more than $10,000 of revenue during any trailing twelve-month period best identifies customers that are actively using our solution and contribute more meaningfully to revenue. We refer to these customers as our enterprise customers. Our ability to generate additional revenue from our enterprise customers is an important indicator of our ability to grow revenue over time. As of December 31, 2013, 2014 and 2015, customers from which we have generated less than $10,000 of revenue during the previous trailing twelve-month period have accounted for less than 2% of our revenue.
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

Quarterly Results of Operations
The following tables show our unaudited consolidated quarterly statements of operations data for the eight quarters in the period ended December 31, 2015, as well as the percentage of revenue for each line item shown. This information has been derived from our unaudited financial statements, which, in the opinion of management, have been prepared on the same basis as our audited financial statements and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the financial information for the quarters presented. Historical results are not necessarily indicative of the results to be expected in future periods, and operating results for a quarterly period are not necessarily indicative of the operating results for a full year. This information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015

	(in thousands)
Revenue, net	$15,353	$25,371	$27,140	$38,596	$28,716	$34,450	$35,969	$40,992
Traffic acquisition costs	6,532	10,139	10,881	16,982	11,929	13,189	12,935	15,746
Other cost of revenue	1,259	1,807	2,294	2,923	2,951	3,632	4,280	4,018
Gross profit	7,562	13,425	13,965	18,691	13,836	17,629	18,754	21,228
Operating expenses:
Sales and marketing	6,947	9,324	10,634	11,567	12,803	12,835	12,883	14,197
Research and development	3,002	3,371	3,729	4,554	4,642	5,437	6,127	7,238
General and administrative	1,677	3,643	3,120	2,878	3,379	3,716	4,347	4,224
Total operating expenses	11,626	16,338	17,483	18,999	20,824	21,988	23,357	25,659
Loss from operations	(4,064)	(2,913)	(3,518)	(308)	(6,988)	(4,359)	(4,603)	(4,431)
Other expense (income):
Interest expense	145	254	426	490	694	176	190	190
Amortization and write-off of debt discount	—	13	79	78	792	316	—	—
Amortization and write-off of deferred financing costs	—	3	14	15	129	52	8	8
Derivative fair value adjustment related to common stock warrants	—	41	30	600	(482)	—	—	—
Other income	—	(2)	—	—	—	—	—	(1)
Total other expense	145	309	549	1,183	1,133	544	198	197
Loss before income taxes	(4,209)	(3,222)	(4,067)	(1,491)	(8,121)	(4,903)	(4,801)	(4,628)
Provision for income taxes	—	—	—	—	—	—	—	—
Net loss	$(4,209)	$(3,222)	$(4,067)	$(1,491)	$(8,121)	$(4,903)	$(4,801)	$(4,628)
Net loss per basic and diluted share of common stock	$(1.11)	$(0.83)	$(1.04)	$(0.37)	$(0.90)	$(0.19)	$(0.19)	$(0.18)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015

	(as a percentage of revenue)
Revenue, net	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Traffic acquisition costs	42.5%	40.0%	40.1%	44.0%	41.5%	38.3%	36.0%	38.4%
Other cost of revenue	8.2%	7.1%	8.5%	7.6%	10.3%	10.5%	11.9%	9.8%
Gross profit	49.3%	52.9%	51.5%	48.4%	48.2%	51.2%	52.1%	51.8%
Operating expenses:
Sales and marketing	45.2%	36.8%	39.2%	30.0%	44.6%	37.3%	35.8%	34.6%
Research and development	19.6%	13.3%	13.7%	11.8%	16.2%	15.8%	17.0%	17.7%
General and administrative	10.9%	14.4%	11.5%	7.5%	11.8%	10.8%	12.1%	10.3%
Total operating expenses	75.7%	64.4%	64.4%	49.2%	72.5%	63.8%	64.9%	62.6%
Loss from operations	(26.5)%	(11.5)%	(13.0)%	(0.8)%	(24.3)%	(12.7)%	(12.8)%	(10.8)%
Other expense (income):
Interest expense	0.9%	1.0%	1.6%	1.3%	2.4%	0.5%	0.5%	0.5%
Amortization and write-off of debt discount	—%	0.1%	0.3%	0.2%	2.8%	0.9%	—%	—%
Amortization and write-off of deferred financing costs	—%	—%	0.1%	—%	0.4%	0.2%	—%	—%
Derivative fair value adjustment related to common stock warrants	—%	0.2%	0.1%	1.6%	(1.7)%	—%	—%	—%
Other income	—%	—%	—%	—%	—%	—%	—%	—%
Total other expense	0.9%	1.2%	2.0%	3.1%	3.9%	1.6%	0.6%	0.5%
Loss before income taxes	(27.4)%	(12.7)%	(15.0)%	(3.9)%	(28.3)%	(14.2)%	(13.3)%	(11.3)%
Provision for income taxes	—%	—%	—%	—%	—%	—%	—%	—%
Net loss	(27.4)%	(12.7)%	(15.0)%	(3.9)%	(28.3)%	(14.2)%	(13.3)%	(11.3)%
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, some of which are outside our control. In general, our revenue has increased as a result of an increase in the number of enterprise customers. In most of the quarters presented, we added sales and marketing personnel to focus on adding new customers and increasing spend with existing customers and added technical support, services, research and development and administrative personnel to support our growth. Our historical results should not be considered a reliable indicator of our future results of operations.
Our revenue fluctuates on a quarterly basis as a result of seasonal variations in our business, with the fourth quarter of each calendar year historically representing the largest percentage of our revenue for the year, and the first quarter representing the smallest percentage of our revenue for the year. Many of our customers allocate the largest portion of their annual advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. As such, we expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole. Additionally, as our solution is designed to drive in-store sales, we have experienced quarterly fluctuations in revenue growth due to macroeconomic and other factors impacting consumer purchasing.
Our traffic acquisition costs as a percentage of revenue has generally improved from the beginning of 2014 as a result of improvements in our real-time bidding platform which enables us to more efficiently purchase advertising opportunities. However, our traffic acquisition costs as a percentage of revenue has fluctuated on a quarterly basis due to the seasonality of our business, our experimentation with and refinement of our real-time bidding platform, competition for impressions on RTB exchanges, the type of media inventory we are purchasing and the types of campaigns we are implementing for our customers.
For the three months ended March 31, 2015, our net loss was impacted by increases in total number of enterprise customers and revenue per enterprise customer, offset by expenses related to the continued development of our platform, efforts to increase the adoption of our software solution by new customers and costs related to our transition to a public company.

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
On June 12, 2014, we (i) repaid all amounts outstanding under and terminated our prior loan and security agreement and (ii) entered into a new loan and security agreement and a mezzanine loan and security agreement with a lender. The loan and security agreement included a revolving line of credit of up to $30.0 million, which as described below, was subsequently amended to increase the availability to a maximum of $35.0 million. The mezzanine loan and security agreement included a term loan of $15.0 million composed of two separate draws. The draw of the first tranche of $10.0 million occurred at closing and the draw of the second tranche of $5.0 million occurred on December 16, 2014.
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
The interest rate on borrowings under the mezzanine loan and security agreement is fixed at 11.50%. Interest is payable monthly and the cumulative principal is due at maturity. Pursuant to the mezzanine loan and security agreement, we issued warrants to our lender to purchase 100,000 shares of our common stock in connection with the draw of the first tranche. The warrants are exercisable for an additional 50,000 shares of common stock at $11.36 per share if the second tranche of $5.0 million was drawn down prior to December 31, 2014. In December 2014, we drew down the second tranche under the mezzanine loan and security agreement. Borrowings under the mezzanine loan and security agreement are secured by substantially all of our assets.
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
As of December 31, 2015, we were in compliance with the covenants contained in the amended loan and security agreement.

The following table summarizes the outstanding short-term balance related to the loan and security agreement, as of December 31 (in thousands):

2015
Amended New Revolving Line of Credit	$31,225
Total	$31,225
On March 8, 2016, we amended our revolving line of credit. This amendment changed the terms and conditions to the revolving line of credit by: (1) extending the maturity date to June 11, 2017; (2) removing the $5.0 million minimum cash and availability requirement (defined as cash held at the lender plus the unused credit line availability amount); and (3) changing the applicable interest rate on outstanding amounts under the revolving line of credit to a floating rate per annum equal to the prime referenced rate plus a potential applicable margin ranging from 0.00% to 1.50%.
In addition, with this amendment, we are now required to comply with certain financial covenants, including: (i)maintaining specified quarterly Adjusted EBITDA, which is defined for this purpose, with respect to any trailing twelve month period, as an amount equal to the sum of net income, plus (a) interest expense, plus (b) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (c) income tax expense, plus or minus (d) change in deferred revenue, less, (e) capitalized software development expenses, plus (f) any non-cash items such as stock-compensation expense (and other mutually agreed upon non-cash items), plus one-time non-recurring charges subject to the lenders approval. This covenant is to be tested on a quarterly basis beginning June 30, 2016; and (ii) maintaining at all times a 1.10 monthly minimum Adjusted Quick Ratio, which is defined as the ratio of cash held at the lender and cash equivalents plus net accounts receivables to current liabilities (including all debt outstanding under the revolving line of credit) minus the current portion of deferred revenue. This covenant is to be tested on a monthly basis.
There were no modifications to any other significant terms with this amendment.
Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and cash flows as of and for the periods ended (in thousands):

	As of and for the Year Ended December 31,
	2013	2014	2015
Cash and cash equivalents	$8,805	$12,949	$41,143
Accounts receivable, net	$24,233	$41,303	$43,336
Working capital	$20,611	$29,194	$32,988
Cash (used in) provided by:
Operating activities	$(2,668)	$(13,057)	$(14,679)
Investing activities	$(5,470)	$(8,914)	$(11,920)
Financing activities	$7,112	$26,135	$54,811

Our cash and cash equivalents at December 31, 2015 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts that are currently providing a minimal return. We maintain minimal cash and cash equivalents outside of the United States. As of December 31, 2015, we had no undistributed earnings of our foreign subsidiary and intend to permanently reinvest any future foreign earnings.

Cash Flows
Operating Activities
Cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and corporate infrastructure to support the increase in revenue and anticipated growth of our business. Cash used in operating activities has typically resulted from net losses and further increased by changes in our working capital, particularly in the areas of accounts receivable, accounts payable and accrued liabilities, adjusted for non-cash items such as depreciation and amortization expense and stock-based compensation expense.
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
For the year ended December 31, 2015, our net cash used to fund operating activities of $14.7 million consisted primarily of a net loss of $22.5 million and $3.6 million of cash used to fund changes in working capital, partially offset by $10.6 million in positive adjustments for non-cash items. Adjustments for non-cash items consisted of depreciation and amortization expense of $6.1 million, non-cash stock-based compensation expense of $3.5 million, amortization and write-off of debt discount of $1.3 million, the favorable change in fair value of common stock warrants of $0.5 million and bad debt expense of $0.2 million. For the year ended December 31, 2015, changes in working capital consisted primarily of a decrease in accounts payable of $2.5 million primarily driven by payments of impression purchases, advertisement-serving and other operating costs, a $2.3 million increase in accounts receivable as a result of increased revenue during the period and an increase in prepaid expenses and other assets of $0.7 million due to the timing of payments related to our operating activities. These decreases in operating cash flow were partially offset by a $1.9 million increase in accrued expenses and other current liabilities primarily driven by additional operating, sales, marketing and development costs.
For the year ended December 31, 2014, our net cash used to fund operating activities of $13.1 million consisted primarily of a net loss of $13.0 million and $6.4 million of cash used to fund changes in working capital, partially offset by $6.1 million in positive adjustments for non-cash items. Adjustments for non-cash items consisted primarily of depreciation and amortization expense of $3.1 million, non-cash stock-based compensation expense of $2.3 million and the unfavorable change in fair value of common stock warrants of $0.7 million. For the year ended December 31, 2014, changes in working capital consisted primarily of an increase in accounts payable and accrued expenses and other current liabilities of $8.2 million and $2.7 million, respectively, primarily driven by additional legal, audit, consulting and other operating costs during the period to support our growth. This increase was offset by decreases in operating cash flow due to a $16.9 million increase in accounts receivable as a result of increased revenue during the period and an increase in prepaid expenses and other current assets of $0.4 million due to the timing of payments related to our operating activities.
For the year ended December 31, 2013, our net cash used to fund operating activities of $2.7 million consisted of a net loss of $0.2 million and $5.7 million of cash used to fund changes in working capital, offset by $3.2 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of depreciation and amortization expense of $2.0 million, bad debt expense of $0.7 million and non-cash stock-based compensation expense of $0.6 million. The decrease in cash resulting from changes in working capital primarily consisted of an increase in accounts receivable of $9.9 million, primarily driven by increased revenue during the period as we continued to expand our operations. This decrease was partially offset by increases in operating cash flow due to a $2.9 million increase in accounts payable and a $1.3 million increase in accrued expenses, primarily driven by increased operating costs during the period to support our growth.
Investing Activities
During the years ended December 31, 2013, 2014 and 2015, investing activities consisted primarily of purchases of property and equipment to support our growth as well as capitalized internal-use software development costs and changes to restricted cash. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our internal-use software platform. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future.

Financing Activities
Prior to our initial public offering, financing activities have consisted primarily of net proceeds from the issuance of convertible preferred stock, net borrowings under our credit facilities and proceeds from the exercise of stock options and convertible preferred stock warrants.
For the year ended December 31, 2015, net cash provided by financing activities was $54.8 million related primarily to our public offering. The price of the shares sold in the public offering was $11.50 per share with a total of 6,500,000 shares. Net proceeds to us were $69.5 million, after deducting underwriting discounts and commissions, and before deducting offering expenses of $3.8 million. This increase in cash provided from financing activities was partially offset by net repayments of our debt balances of $13.7 million.
For the year ended December 31, 2014, net cash provided by financing activities was $26.1 million, consisting primarily of net borrowings under our credit facilities.
For the year ended December 31, 2013, net cash provided by financing activities was $7.1 million, consisting of $7.0 million in net borrowings under our revolving line of credit and $0.1 million in cash received upon the exercise of stock options.
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
The following table summarizes these contractual obligations at December 31, 2015. Future events could cause actual payments to differ from these estimates.

	Payment Due by Period
		Less than 1 Year			More than 5 Years
Contractual Obligations(1)	Total		1 - 3 Years	3 - 5 Years
	(in thousands)
Debt:
Amended New Revolving Line of Credit	$31,225	$—	$31,225	$—	$—
Interest payments	1,606	1,111	495	—	—
Operating lease obligations	14,569	2,917	5,353	3,473	2,826
Purchase commitments	6,675	5,598	1,077	—	—
Total contractual obligations	$54,075	$9,626	$38,150	$3,473	$2,826

(1)
On March 8, 2016, we amended our revolving line of credit. This extended the maturity date to June 11, 2017. This amendment is reflected in the table above. Under the line of credit, the amount available is: (a) the lesser of (i) the Amended New Revolving Line of Credit or (ii) the amount available under the borrowing base (defined as 85% of eligible accounts receivable); minus (b) the outstanding principal balance of any advances. This principal payment projection assumes no changes in the borrowing base calculation and that principal will be due at maturity. Interest payment projections on our loan and security agreement assume that we will not incur a material change in our outstanding borrowings, in the current interest rate, or in the maturity date of June 11, 2017.

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
On March 8, 2016, we amended our revolving line of credit. This amendment changed the terms and conditions to the revolving line of credit by: (1) extending the maturity date to June 11, 2017; (2) removing the $5.0 million minimum cash and availability requirement (defined as cash held at the lender plus the unused credit line availability amount); and (3) changing the applicable interest rate on outstanding amounts under the revolving line of credit to a floating rate per annum equal to the prime referenced rate plus a potential applicable margin ranging from 0.00% to 1.50%.
In addition, with this amendment, we are now required to comply with certain financial covenants, including: (i) we are required to maintain specified quarterly Adjusted EBITDA, which is defined for this purpose, with respect to any trailing twelve month period, as an amount equal to the sum of net income, plus (a) interest expense, plus (b) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (c) income tax expense, plus or minus (d) change in deferred revenue, less, (e) capitalized software development expenses, plus (f) any non-cash items such as stock-compensation expense (and other mutually agreed upon non-cash items), plus one-time non-recurring charges subject to the lenders approval, tested on a quarterly basis beginning June 30, 2016; and (ii) we are required to maintain a specified monthly minimum Adjusted Quick Ratio, which is defined as cash held at the lender and cash equivalents plus net accounts receivables to current liabilities (including all debt outstanding under the revolving line of credit) minus the current portion of deferred revenue, of 1.10 at all times. This covenant is to be tested on a monthly basis.
There were no modifications to any other significant terms of our revolving line of credit with this amendment.
Stock Repurchase Program
In March 2016, our board of directors authorized the repurchase of up to $4.0 million of our outstanding shares of common stock. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. As of the year ended December 31, 2015, no shares were repurchased because the program had not yet been approved.
Off‑Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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
While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.
Revenue Recognition
We generate revenue by delivering targeted digital marketing campaigns for customers through various channels, including display, mobile and video. We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been provided, fees are fixed or determinable and collection of fees is reasonably assured. Revenue arrangements are evidenced by a fully executed IO. The IOs specify the delivery terms including the advertising format, the contracted number of advertising impressions to be delivered, the agreed upon rate for each delivered impression, generally on a CPM basis, and the fixed period of time for delivery. Our IOs typically have a term of less than three months and are cancelable at any time. We recognize revenue in the period in which the impressions are delivered, limited to the contracted number of impressions as specified in the IO. We determine collectability by performing a credit evaluation for new customers and by monitoring existing customers' accounts receivable balances. We only recognize revenue when collection is reasonably assured. We typically do not receive upfront payments from our customers.
In the normal course of business, we contract either directly with our customers or through advertising agencies that act on behalf of our customers. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we act as the principal or an agent in the transaction. We assess the gross and net indicators referenced in Accounting Standards Codification 605-45-45 Principal Agent Considerations. While no one factor is determined to be individually conclusive, indicators that an entity is acting as a principal include if it (i) is the primary obligor in the arrangement; (ii) has certain inventory risk; (iii) has latitude in establishing pricing; (iv) adds meaningful value to the service; (v) has discretion in supplier selection; (vi) is involved in the determination of the service specifications; or (vii) has credit risk. We recognize revenue on a gross basis primarily based on our determination that we are subject to the risk of fluctuating costs from our media vendors, have latitude in establishing prices with our customers, have discretion in selecting media vendors when fulfilling a customer's advertising campaign, and have credit risk.
We may enter into multiple element arrangements for the delivery of more than one advertising placement to be delivered at the same time, or within close proximity of one another. When entering into an arrangement that includes multiple elements, we determine whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated among the separate units of accounting. An element qualifies as a separate unit of accounting when the delivered element has standalone value to the customer. We sell advertising placements on a standalone basis and thus have determined that each advertising placement in multiple element arrangements represents a separate unit of accounting.
We allocate arrangement consideration in multiple element arrangements at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence, or VSOE, if available; (2) third-party evidence, or TPE, if VSOE is not available; and (3) best estimate of selling price, or BESP, if neither VSOE nor TPE is available. We have been unable to establish VSOE or TPE, and, therefore, use BESP in the allocation of arrangement consideration. We determine BESP, for our deliverables by considering a number of factors including, but not limited to the price lists used by our sales team in pricing negotiations, historical average and median pricing achieved in prior contractual customer arrangements and input from our sales operation department regarding what it believes the deliverables could be sold for on a stand-alone basis. As such, we allocate the arrangement consideration based on the relative fair value of the placements and recognize revenue as each advertising impression is delivered, assuming all other revenue recognition criteria have been met.

During the year ended December 31, 2013, we maintained commission-based arrangements with channel partners that helped market our technology solution. We paid the channel partner a commission, or fee, in exchange for providing us with new business. We recorded reductions to revenue for fees paid to our channel partners.
Internal-Use Software Development Costs
We capitalize certain costs related to software developed for internal-use, primarily associated with the ongoing development and enhancement of our platform. In accordance with authoritative guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense on our consolidated statements of operations. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years.
Stock-Based Compensation
We account for stock options granted to employees based on their estimated fair values on the date of grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The stock-based compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.
Historically, stock options were granted at exercise prices not less than the estimated fair market value of our common stock at the date of grant based upon numerous objective and subjective factors including: third-party valuations, preferred stock transactions with third-parties, current operating and financial performance, management estimates and future expectations. Subsequent to the completion of our initial public offering, the fair value of our common stock on the grant date is equal to the New York Stock Exchange closing price of our stock on such date.
We value stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of our employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. We use the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. We assume no dividend yield, which is consistent with our history of not paying dividends. Stock option grants typically vest upon the expiration of an initial one year cliff and vest monthly thereafter over the remaining thirty-six months assuming continuing service, and expire no later than ten years from the grant date.
We account for shares to be issued under our employee stock purchase plan based on the fair value of the shares determined using the Black-Scholes option pricing model on the first day of the offering period. Stock-based compensation expense related to the employee stock purchase plan is recognized on a straight-line basis over the offering period, net of estimated forfeitures.
Income Taxes
We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the statements of operations in the period that includes the enactment date. We reduce the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax asset.
We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more likely than not that the position will be sustained upon examination. We recognize potential accrued interest and penalties associated with unrecognized tax positions within our global operations in income tax expense.

Recently Issued and Adopted Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
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
Interest Rate Sensitivity
We are subject to interest rate risk in connection with our $31.2 million outstanding under the amended loan and security agreement as of December 31, 2015. Borrowings under this agreement are subject to interest, charged at the prime referenced rate plus a potential applicable margin of 1.00%. Assuming our outstanding debt remains consistent with the outstanding balance reported as of December 31, 2015 and the amendment to the line of credit previously described, a 100-basis point change to the current interest rate would result in an approximate $0.3 million change in our annual interest expense on our outstanding borrowings.
Concentration Risk
Our cash and cash equivalents as of December 31, 2015 are held at financial institutions that management believes to be of high credit quality. While we maintain our balances in several FDIC insured operating accounts, our cash accounts exceed federally insured limits. Our concentration of our operating capital could harm our business, financial condition and results of operations.
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

Item  8.    Financial Statements and Supplementary Data.
The supplementary financial information required by this item is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MaxPoint Interactive, Inc.
Morrisville, North Carolina
We have audited the accompanying consolidated balance sheets of MaxPoint Interactive, Inc. and its subsidiary (the "Company") as of December 31, 2014 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MaxPoint Interactive, Inc. and its subsidiary as of December 31, 2014 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Raleigh, North Carolina

March 9, 2016

MaxPoint Interactive, Inc. and Subsidiary
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2014	2015
Assets
Current assets:
Cash and cash equivalents	$12,949	$41,143
Accounts receivable, net	41,303	43,336
Prepaid expenses and other current assets	879	1,246
Restricted cash, short-term	—	1,861
Total current assets	55,131	87,586
Property, equipment and software, net	10,653	19,385
Deferred offering costs	2,845	—
Restricted cash, long-term	4,900	—
Other long-term assets	168	315
Total assets	$73,697	$107,286
Liabilities, Convertible preferred stock and Stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$18,141	$14,987
Accrued expenses and other current liabilities	7,796	8,386
Short-term debt	—	31,225
Total current liabilities	25,937	54,598
Long-term debt, net	44,127	—
Other long-term liabilities	2,316	955
Total liabilities	72,380	55,553
Commitments and contingencies (See Note 12)
Convertible preferred stock:
Convertible Series A preferred stock, $0.00005 par value; 2,486,507 shares authorized, 2,383,745 shares issued and outstanding as of December 31, 2014; no shares authorized, issued and outstanding as of December 31, 2015; liquidation preference of $1,387 as of December 31, 2014	1,387	—
Convertible Series B preferred stock, $0.00005 par value; 3,649,368 shares authorized, 3,649,368 shares issued and outstanding as of December 31, 2014; no shares authorized, issued and outstanding as of December 31, 2015; liquidation preference of $3,089 as of December 31, 2014	3,089	—
Convertible Series C preferred stock, $0.00005 par value; 5,406,501 shares authorized, 5,406,501 shares issued and outstanding as of December 31, 2014; no shares authorized, issued and outstanding as of December 31, 2015; liquidation preference of $8,000 as of December 31, 2014	8,000	—
Convertible Series D preferred stock, $0.00005 par value; 3,409,250 shares authorized, 3,409,210 shares issued and outstanding as of December 31, 2014; no shares authorized, issued and outstanding as of December 31, 2015; liquidation preference of $13,000 as of December 31, 2014	13,000	—
Total convertible preferred stock	25,476	—
Stockholders’ (deficit) equity:
Common stock, $0.00005 par value; 22,000,000 shares authorized, 4,217,419 shares issued and outstanding as of December 31, 2014; 500,000,000 shares authorized, 26,243,950 shares issued and outstanding as of December 31, 2015	—	1
Additional paid-in capital	4,732	103,114
Accumulated other comprehensive loss	(44)	(82)
Accumulated deficit	(28,847)	(51,300)
Total stockholders’ (deficit) equity	(24,159)	51,733
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$73,697	$107,286
The accompanying notes are an integral part of these consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2014	2015
Revenue, net (See Note 15)	$66,068	$106,460	$140,127
Traffic acquisition costs	27,712	44,534	53,799
Other cost of revenue	3,904	8,283	14,881
Gross profit	34,452	53,643	71,447
Operating expenses:
Sales and marketing	20,475	38,472	52,718
Research and development	8,666	14,656	23,444
General and administrative	5,217	11,318	15,666
Total operating expenses	34,358	64,446	91,828
Income (loss) from operations	94	(10,803)	(20,381)
Other expense (income):
Interest expense	268	1,315	1,250
Amortization and write-off of debt discount	—	170	1,108
Amortization and write-off of deferred financing costs	15	32	197
Derivative fair value adjustment related to common stock warrants	—	671	(482)
Other income	(2)	(2)	(1)
Total other expense	281	2,186	2,072
Loss before income taxes	(187)	(12,989)	(22,453)
Provision for income taxes	—	—	—
Net loss	$(187)	$(12,989)	$(22,453)

Net loss per basic and diluted share of common stock	$(0.05)	$(3.31)	$(1.03)

Weighted-average shares used to compute net loss per basic and diluted share of common stock	3,708,528	3,921,634	21,808,974
The accompanying notes are an integral part of these consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2013	2014	2015
Net loss	$(187)	$(12,989)	$(22,453)
Other comprehensive loss:
Foreign currency translation adjustments	—	(44)	(38)
Comprehensive loss	$(187)	$(13,033)	$(22,491)

The accompanying notes are an integral part of these consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity

	Shares	Amount
Balance—January 1, 2013	3,663,405	$—	$1,588	$—	$(15,671)	$(14,083)
Exercise of stock options	97,248	—	69	—	—	69
Stock-based compensation	—	—	579	—	—	579
Vesting of restricted stock subject to repurchase	—	—	10	—	—	10
Net loss	—	—	—	—	(187)	(187)
Balance—December 31, 2013	3,760,653	—	2,246	—	(15,858)	(13,612)
Exercise of stock options	456,766	—	606	—	—	606
Stock-based compensation	—	—	1,878	—	—	1,878
Vesting of restricted stock subject to repurchase	—	—	2	—	—	2
Foreign currency translation adjustments	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(12,989)	(12,989)
Balance—December 31, 2014	4,217,419	—	4,732	(44)	(28,847)	(24,159)
Issuance of common stock from initial public offering, net of issuance costs	6,500,000	—	65,736	—	—	65,736
Conversion of convertible preferred stock to common stock	14,848,824	1	25,475	—	—	25,476
Exercise of stock options	543,979	—	781	—	—	781
Issuance of common stock under employee stock purchase plan	133,728	—	548	—	—	548
Stock-based compensation	—	—	4,030	—	—	4,030
Issuance of common stock warrant	—	—	335	—	—	335
Warrant derivative liability reclassified to additional paid-in capital	—	—	1,132	—	—	1,132
Liability-based option awards reclassified to additional paid-in capital	—	—	288	—	—	288
Vesting of restricted stock subject to repurchase	—	—	57	—	—	57
Foreign currency translation adjustments	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	(22,453)	(22,453)
Balance—December 31, 2015	26,243,950	$1	$103,114	$(82)	$(51,300)	$51,733

The accompanying notes are an integral part of these consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2014	2015
Cash flows from operating activities:
Net loss	$(187)	$(12,989)	$(22,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,956	3,071	6,074
Stock-based compensation expense	579	2,339	3,522
Change in fair value of warrants	—	671	(482)
Bad debt expense	659	(211)	205
Amortization and write-off of debt discount	—	170	1,108
Amortization and write-off of deferred financing costs	15	32	197
Changes in operating assets and liabilities:
Accounts receivable	(9,864)	(16,880)	(2,259)
Prepaid expenses and other current assets	(59)	(400)	(429)
Security deposits	(15)	(6)	(229)
Accounts payable	2,949	8,236	(2,544)
Accrued expenses and other current liabilities	1,303	2,671	1,897
Other long-term liabilities	(4)	239	714
Net cash used in operating activities	(2,668)	(13,057)	(14,679)
Cash flows from investing activities:
Purchases of property, equipment and software	(1,858)	(3,822)	(8,764)
Capitalized internal-use software costs	(2,012)	(3,992)	(6,195)
Changes to restricted cash	(1,600)	(1,100)	3,039
Net cash used in investing activities	(5,470)	(8,914)	(11,920)
Cash flows from financing activities:
Proceeds from the issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	—	69,518
Payments of costs related to initial public offering	—	(1,478)	(2,304)
Proceeds from debt	52,793	58,316	13,825
Repayment of debt	(45,750)	(31,177)	(27,500)
Proceeds from stock option exercises	69	606	781
Proceeds from issuance of common stock under employee stock purchase plan	—	—	548
Payments of issuance costs related to debt	—	(189)	(57)
Proceeds from unvested stock option exercises	—	57	—
Net cash provided by financing activities	7,112	26,135	54,811
Effect of exchange rate changes on cash and cash equivalents	—	(20)	(18)
Net (decrease) increase in cash and cash equivalents	(1,026)	4,144	28,194
Cash and cash equivalents at beginning of period	9,831	8,805	12,949
Cash and cash equivalents at end of period	$8,805	$12,949	$41,143
The accompanying notes are an integral part of these consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2013	2014	2015
Supplemental disclosures of other cash flow information:
Cash paid for interest	$286	$1,249	$1,481
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable and accruals	$32	$536	$59
Vesting of restricted stock subject to repurchase	$10	$2	$57
Issuance of lender warrants allocated to debt discount	$—	$943	$335
Conversion of convertible preferred stock to common stock	$—	$—	$25,476
Warrant derivative liability reclassified to additional paid-in capital	$—	$—	$1,132
Liability-based option awards reclassified to additional paid-in capital	$—	$—	$288
Deferred offering costs included in accounts payable and accruals	$—	$1,367	$—
Deferred offering costs reclassified to additional paid-in capital	$—	$—	$3,782
Stock-based compensation capitalized in internal-use software costs	$—	$—	$335

The accompanying notes are an integral part of these consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary

Notes to Consolidated Financial Statements
1. Description of Business
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
Reverse Stock Split
On February 20, 2015, the Company amended its amended and restated certificate of incorporation effecting a 1-for-2 reverse stock split of its capital stock. The reverse stock split adjusted the authorized shares of capital stock, but did not cause an adjustment to the par value. As a result of the reverse stock split, the Company was required to adjust the share amounts under its equity incentive plan and common stock warrant agreements with third parties.
All disclosures of shares and per share data in the consolidated financial statements and related notes have been adjusted to reflect the reverse stock split for all periods presented.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company believes that its existing cash balances, together with the available borrowing capacity under its revolving line of credit, will be sufficient to meet its anticipated cash requirements through at least the next 12 months. On March 8, 2016, the Company amended its Amended New Loan and Security Agreement and Amended New Revolving Line of Credit, as described in Note 16.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to its allowance for doubtful accounts, stock-based compensation, income taxes and related valuation allowances and the fair value of common stock warrants. The Company bases its estimates on its historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash maintained in operating accounts.
Restricted Cash
Restricted cash represents cash that is subject to contractual withdrawal restrictions and penalties. Restricted cash is classified within the consolidated balance sheets based on the timing of when the restrictions are expected to lapse. The Company presents restricted cash related to its debt agreements in the consolidated balance sheets based on timing of maturity.
In accordance with a new loan and security agreement (the “New Loan and Security Agreement”) entered into in June 2014 and described in Note 6, the Company is required to maintain, at all times, $5.0 million, consisting of the sum of: (i) cash held at the lender (determined in accordance with the New Loan and Security Agreement); plus (ii) the unused availability amount on its revolving line of credit; plus (iii) the undrawn portion of an advance related to a term loan and security agreement (the “Mezzanine Loan and Security Agreement"). The Company has recorded $1.9 million of restricted cash as of December 31, 2015 based on its availability under the New Loan and Security Agreement of $3.1 million as of that date.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. All of the Company’s cash and cash equivalents are held at financial institutions that management believes to be of high credit quality. The Company’s cash and cash equivalent accounts exceed federally insured limits. The Company has not experienced any losses on cash and cash equivalents to date. To manage accounts receivable risk, the Company evaluates and monitors the creditworthiness of its customers.
As of December 31, 2014 and December 31, 2015, the Company did not have any customers or advertising agencies that individually comprised a significant concentration of its accounts receivable. For the years ended December 31, 2013, 2014 and 2015, the Company did not have any customers that individually comprised a significant concentration of its revenue.
Allowance for Doubtful Accounts
The Company extends credit to its customers without requiring collateral. Accounts receivable are stated at net realizable value. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due. The Company’s estimate is based on historical collection experience and the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. At December 31, 2014 and 2015, the Company had reserved for $0.2 million and $0.1 million of its accounts receivable balance, respectively.
The following table presents the changes in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2013	2014	2015
Allowance for doubtful accounts:
Balance, beginning of period	$119	$716	$179
Add: adjustment for bad debts	659	(211)	205
Less: write-offs, net of recoveries	(62)	(326)	(282)
Balance, end of period	$716	$179	$102

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
Internal-use software development costs of $2.0 million, $4.0 million and $6.5 million were capitalized during the years ended December 31, 2013, 2014 and 2015, respectively. Capitalized internal-use software development costs are included in property, equipment and software, net in the consolidated balance sheets.
Amortization expense related to the capitalized internal-use software was $0.8 million, $1.3 million and $2.4 million for the years ended December 31, 2013, 2014 and 2015, respectively, and is primarily included in other cost of revenue and research and development expense in the consolidated statements of operations. The net book value of capitalized internal-use software was $5.6 million and $9.8 million at December 31, 2014 and 2015, respectively.
Property, Equipment and Software, Net
Property, equipment and software is recorded at cost, net of depreciation. Expenditures for major additions and improvements are capitalized. Depreciation and amortization are recognized over the estimated useful life of the related assets using the straight-line method.
The depreciation and amortization periods for the Company's significant property, equipment and software categories are as follows:

Capitalized internal-use software costs	3 years
Computer hardware and software	3 years
Furniture and office equipment	3 years
Leasehold improvements	Lesser of remaining lease term or useful life
Repairs and maintenance costs are expensed as incurred.
Impairment of Long-lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of a long-lived asset is measured by a comparison of the carrying amount of the asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are not recoverable, the impairment to be recognized, if any, is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets or asset group. No impairment charges were necessary for any period presented.
Deferred Offering Costs
Deferred offering costs are expenses directly related to the IPO. These costs consist of legal, accounting, printing and filing fees that the Company capitalized, including fees incurred by the independent registered public accounting firm directly related to the offering. As of December 31, 2014, $2.8 million of deferred offering costs are included in the Company's consolidated balance sheets. The deferred offering costs were offset against the IPO proceeds on the Closing Date and were settled to additional paid-in capital.

Common Stock Warrants
In accordance with the Mezzanine Loan and Security Agreement entered into on June 12, 2014 and described in Note 6, the Company issued warrants to the lender to purchase 100,000 shares of common stock (the “Lender Warrants”) at an exercise price of $11.36 per share. The warrants are exercisable for an additional 50,000 shares of common stock at an exercise price of $11.36 per share, if the second tranche of $5.0 million was drawn prior to December 31, 2014. The fair value of the warrants on the date of grant totaled $0.9 million and was recorded as a discount on long-term debt and as a long-term liability in the consolidated balance sheets. The debt discount was being amortized over the term of the Mezzanine Loan and Security Agreement as reflected in the consolidated statements of operations. On December 16, 2014 the Company borrowed the second tranche of the Mezzanine Loan and Security Agreement in the amount of $5.0 million and the portion of the warrants related to the additional 50,000 shares of common stock became exercisable on that date. As of December 31, 2014, these warrants were classified as liabilities because the Company did not meet the criteria under the relevant accounting standard for treatment as equity instruments. As a result, these warrants were remeasured to their fair value at the end of each reporting period. As described above, on February 10, 2015 the Company increased its number of authorized common shares. On that date, these outstanding warrants satisfied the criteria to be treated as equity instruments and the related liabilities were reclassified to additional paid-in capital. The change in fair value between January 1, 2015 and February 10, 2015 was recorded as a derivative fair value adjustment related to common stock warrants in the consolidated statements of operations. For the years ended December 31, 2013, 2014 and 2015, the Company recorded zero, an unfavorable $0.7 million and a favorable $0.5 million change in fair value adjustments related to these Lender Warrants, respectively.
On February 12, 2015, the Company amended its Mezzanine Loan and Security Agreement, (the “Amended Mezzanine Loan and Security Agreement”), as described in Note 6. The Amended Mezzanine Loan and Security Agreement increased available borrowings by $5.0 million. An additional draw under the Amended Mezzanine Loan and Security Agreement occurred on February 12, 2015. There was no modification to the original maturity date or any other significant terms of the Amended Mezzanine Loan and Security Agreement. As part of the Amended Mezzanine Loan and Security Agreement, the Company issued an additional warrant to the lender (“Additional Lender Warrant”) to purchase 50,000 shares of common stock at a price of $15.18 per share. The fair value of the Additional Lender Warrant on the date of grant totaled $0.3 million and was recorded as a discount on long-term debt and as additional paid-in capital in the consolidated balance sheets as the warrant met the criteria under the relevant accounting standard for treatment as an equity instrument. The debt discount was being amortized over the term of the Amended Mezzanine Loan and Security Agreement as reflected in the consolidated statements of operations.
On March 20, 2015 and March 30, 2015, the Company repaid the first and second tranches of the Amended Mezzanine Loan and Security Agreement totaling $15.0 million. On April 1, 2015, the Company repaid the 2015 Term Loan of $5.0 million, which represented the remaining principal balance on the Amended Mezzanine Loan and Security Agreement. Based on the repayment of these tranches, the Company reflected within the consolidated statements of operations the write-off of the corresponding debt discount and deferred financing costs.
Fair Value of Financial Instruments
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities, approximate their respective fair values due to their short term nature. The Company's debt contains a variable rate of interest as of December 31, 2015 and therefore the carrying value of debt approximates its fair value. The fair value of debt falls within Level 3 of the fair value hierarchy as it is significantly driven by the creditworthiness of the Company, which is an unobservable input.

Foreign Currency Translation and Transactions
The consolidated financial statements of the Company’s foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the period. Translation adjustments are recorded within accumulated other comprehensive loss, a separate component of stockholders’ (deficit) equity, in the consolidated balance sheets. Foreign exchange transaction gains and losses have not been material to the Company’s consolidated financial statements for all periods presented.
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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred and totaled $2.2 million, $3.7 million and $6.1 million for the years ended December 31, 2013, 2014 and 2015, respectively.
Stock-Based Compensation
The Company accounts for stock options granted to employees based on their estimated fair values on the date of grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The stock-based compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.
The Company accounts for stock options issued to non-employees based on the fair value of the awards determined using the Black-Scholes option pricing model. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. The stock-based compensation expense is recognized on a straight-line basis over the requisite period of the option award.
The Company accounts for shares to be issued under its employee stock purchase plan based on the fair value of the shares determined using the Black-Scholes option pricing model on the first day of the offering period. Stock-based compensation expense related to the employee stock purchase plan is recognized on a straight-line basis over the offering period, net of estimated forfeitures.
Income Taxes
Income taxes are accounted for under the asset and liability method of accounting. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period when enacted. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made. Due to the historical losses from the Company’s operations, a full valuation allowance on deferred tax assets has been recorded.

Basic and Diluted Loss per Common Share
Prior to the IPO, the Company used the two-class method to compute net loss per common share because the Company had issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Each series of the Company’s convertible preferred stock were entitled to participate in distributions that were made to common stockholders, when and if declared by the board of directors, and therefore, were considered participating securities.
Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current period’s earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the period’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential effect of dilutive securities. In addition, the Company analyzed the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share in which it is assumed that the outstanding participating securities converted into common stock at the beginning of the period. The Company reported the more dilutive of the approaches (two-class or if-converted) as its diluted net income per share during each reporting period. Due to the net losses for the years ended December 31, 2013 and 2014, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
Subsequent to the completion of the IPO, the Company no longer has outstanding participating securities. Therefore, the Company calculates net loss per basic share by dividing net loss by the weighted-average number of shares outstanding during the reporting period. The Company calculates net loss per diluted share by dividing net loss by the weighted-average number of shares outstanding during the reporting period plus the effects of any dilutive common stock-based instruments. Due to the net loss for the year ended December 31, 2015, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
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
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. This guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09, as amended by ASU 2015-14, is effective for interim or annual periods beginning after December 15, 2017. Early adoption of the standard is permitted, but not before the original effective date. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company plans to adopt ASU 2014-09 as of January 1, 2018. The Company is currently in the process of evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated results of operations, financial position and cash flows, and selecting the method of transition to the new standard.

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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This accounting standards update is to simplify the presentation of debt issuance cost. The new guidance requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. The accounting standards update does not affect the recognition and measurement guidance for debt issuance costs. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This accounting standards update states that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements, the Securities and Exchange Commission would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. This guidance becomes effective for interim or annual periods beginning after December 15, 2015, and must be applied on a retrospective basis. The Company does not expect such adoption to have a material effect on its consolidated results of operations, financial position and cash flows.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This accounting standards update simplifies the presentation of deferred income taxes by eliminating the current requirement for an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. ASU 2015-17 requires an entity to classify deferred income tax liabilities and assets, as well as any related valuation allowance, as noncurrent within a classified balance sheet. This accounting standards update becomes effective for interim or annual periods beginning after December 15, 2016, and can be applied retrospectively or prospectively. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations, financial position and cash flows.

3. Fair Value Measurements
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
The Company did not have any financial instruments that were measured at fair value on a recurring basis for the year ended December 31, 2013.
The following table sets forth the Company's financial instruments that were measured at fair value on a recurring basis as of December 31, 2014 and 2015, by level within the fair value hierarchy (in thousands):

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Other long-term liabilities — Lender Warrants	$1,614	$—	$—	$1,614
Other long-term liabilities — Stock Option Liability Awards	461	—	—	461
Total liabilities measured at fair value	$2,075	$—	$—	$2,075

	December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents — Money Market Fund	$18,612	$18,612	$—	$—
The following table presents the changes in the Company’s Lender Warrants measured at fair value on a recurring basis during the years ended December 31 (in thousands):

	2014	2015
Balance as of January 1	$—	$1,614
Issuance of warrants	943	—
Change in fair value of warrants liability	671	(482)
Reclassification of warrants to equity	—	(1,132)
Balance as of December 31	$1,614	$—

The following table presents the changes in the recorded liability associated with certain of the Company’s stock option awards which, as described in Note 10, have been accounted for as liability-based awards during the years ended December 31 (in thousands):

	2014	2015
Balance as of January 1	$—	$461
Issuance of stock options	410	—
Change in fair value of stock options classified as liability awards	51	(173)
Reclassification of stock options classified as liability awards to equity	—	(288)
Balance as of December 31	$461	$—
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
The following table summarizes the assumptions used for estimating the fair value of the Lender Warrants and the stock options classified as liability awards for the years ended December 31:

	Lender Warrants		Stock Option Liability Awards
	2014	2015	2014	2015
Risk-free interest rate	2.13% - 2.58%	1.97%	1.61% - 2.00%	1.46% - 1.67%
Expected term (years)	9.45 - 10.00	9.34	4.85 - 6.08	4.74 - 6.03
Expected volatility	57% - 58%	58%	56% - 58%	51% - 53%
Dividend yield	—%	—%	—%	—%
The Company's money market fund is valued using readily available market prices.
4. Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following as of December 31 (in thousands):

	2014	2015
Capitalized internal-use software costs	$8,271	$14,800
Computer hardware and software	8,620	16,028
Furniture and office equipment	156	340
Leasehold improvements	186	863
Total	17,233	32,031
Less: accumulated depreciation	(6,580)	(12,646)
Property, equipment and software, net	$10,653	$19,385
Depreciation and amortization expense for the years ended December 31, 2013, 2014 and 2015 was $2.0 million, $3.1 million and $6.1 million, respectively.

5. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following as of December 31 (in thousands):

	2014	2015
Accrued commissions	$2,570	$2,713
Accrued bonuses	1,104	1,190
Accrued salaries, wages, benefits and related costs	800	1,190
Accrued deferred offering costs	1,214	—
Accrued credit card purchases	459	645
Other accrued expenses and current liabilities	1,649	2,648
Accrued expenses and other current liabilities	$7,796	$8,386
6. Debt
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
The second debt arrangement is a term loan and security agreement (the Mezzanine Loan and Security Agreement). This Mezzanine Loan and Security Agreement included a term loan with a total commitment of $15.0 million comprised of two separate tranches. The first tranche draw of $10.0 million occurred at closing and the second tranche of $5.0 million was drawn on December 16, 2014. The Mezzanine Loan and Security Agreement is secured by substantially all of the Company’s assets. The Mezzanine Loan and Security Agreement has a maturity date of June 12, 2017. The interest rate on outstanding amounts under the Mezzanine Loan and Security Agreement is fixed at 11.50%. Interest is payable monthly and the cumulative principal is due at maturity. The Company has the option to prepay all, but not less than all, of the principal balances of the Mezzanine Loan and Security Agreement at any time without a prepayment fee or penalty. As described in Note 2, under the Mezzanine Loan and Security Agreement, the Company had issued Lender Warrants to purchase 150,000 shares of common stock at a price of $11.36 per share as of December 31, 2014.
The proceeds from these new debt arrangements were used to pay off existing debt from a previous lender, in addition to providing additional working capital for general corporate purposes.
Under the terms of the New Loan and Security Agreement and the Mezzanine Loan and Security Agreement, the Company is required to meet and maintain certain customary financial and nonfinancial covenants, one of which restricts the Company’s ability to pay any dividends or make any distribution or payment to redeem, retire or purchase any capital stock, subject to certain specified exceptions. In addition, the Company must maintain with the lender all of its primary domestic operating and other deposit and investment accounts consisting of at least 95% of the Company’s total cash and cash equivalents balance. As of December 31, 2015, the Company was in compliance with all such covenants.

On February 12, 2015, the Company amended its New Loan and Security Agreement (the “Amended New Loan and Security Agreement”) and its Mezzanine Loan and Security Agreement (the Amended Mezzanine Loan and Security Agreement). The amended New Revolving Line of Credit (the “Amended New Revolving Line of Credit”) was increased by $5.0 million and allows for total potential maximum aggregate advances of $35.0 million. The amount of unused availability as of December 31, 2015 was $3.1 million. The effective interest rate for the Amended New Revolving Line of Credit was 3.50% as of December 31, 2015. In addition, the Amended Mezzanine Loan and Security Agreement increased available borrowings by $5.0 million (the “2015 Term Loan”). An additional draw under the Amended Mezzanine Loan and Security Agreement occurred on February 12, 2015. There was no modification to the original maturity dates or any other significant terms with either the Amended New Loan and Security Agreement or the Amended Mezzanine Loan and Security Agreement. As described in Note 2, as part of the Amended Mezzanine Loan and Security Agreement, the Company issued an additional warrant to the lender (Additional Lender Warrant) to purchase 50,000 shares of common stock at a price of $15.18 per share.
On March 20, 2015 and March 30, 2015, the Company repaid the first and second tranches of the Amended Mezzanine Loan and Security Agreement totaling $15.0 million. On April 1, 2015, the Company repaid the 2015 Term Loan of $5.0 million, which represented the remaining principal balance on the Amended Mezzanine Loan and Security Agreement. Based on the repayment of these tranches, the Company reflected within the consolidated statements of operations the write-off of the corresponding debt discount and deferred financing costs.
Debt consisted of the following as of December 31 (in thousands):

	2014	2015
Amended Mezzanine Loan and Security Agreement	$15,000	$—
Discount on Amended Mezzanine Loan and Security Agreement	(773)	—
Amended New Revolving Line of Credit	29,900	31,225
Total debt	44,127	31,225
Less: short-term debt	—	(31,225)
Long-term debt, net	$44,127	$—
 Based on the Company's borrowings as of December 31, 2015, the future principal payments are as follows (in thousands):

Year Ending December 31,
2016	$31,225
Thereafter	—
Short-term debt	$31,225
On March 8, 2016, the Company amended its Amended New Loan and Security Agreement and Amended New Revolving Line of Credit, as described in Note 16. While this amendment demonstrated the intent and ability to refinance this agreement on a long-term basis after the balance sheet date, but, before the date of the issuance of the Company’s consolidated financial statements, this financing arrangement is presented as a short-term obligation as of December 31, 2015 as the agreement has customary subjective acceleration clauses.
7. Employee Retirement Savings Plan
Effective July 1, 2011, the Company established the MaxPoint Interactive, Inc. 401(k) Profit Sharing Plan (the "Retirement Plan") covering all permanent full-time employees who are at least 21 years of age. Retirement Plan participants may make a combination of pre-tax and after-tax elective contributions, up to the maximum percentage of compensation and dollar amount limits under the Internal Revenue Code. Retirement Plan participants are immediately vested in their elective contributions. Company contributions to the Retirement Plan are discretionary. There were no Company contributions to the Retirement Plan for the years ended December 31, 2013, 2014 and 2015.

8. Common and Preferred Stock
Authorized Common Shares
On February 10, 2015, the Company amended its amended and restated certificate of incorporation to increase its number of authorized common shares by 3,000,000 for a total of 25,000,000.
Initial Public Offering
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
Common Stock Reserved for Issuance
The Company’s shares of common stock reserved for issuance as of December 31, 2014 and 2015 were as follows:

	2014		2015
Series A convertible preferred stock	2,383,745		—
Series B convertible preferred stock	3,649,368		—
Series C convertible preferred stock	5,406,501		—
Series D convertible preferred stock	3,409,210		—
Lender Warrants and Additional Lender Warrant to purchase common stock	150,000	(1)	200,000
Stock options outstanding	3,425,117	(1)	4,297,893
Possible future issuance under equity incentive plan	—		1,521,843
Possible future issuance under employee stock purchase plan	—		241,272
Total shares reserved	18,423,941		6,261,008

(1)
As described in Note 10, as of December 31, 2014, the Company had exceeded its common shares authorized when considering the number of possible shares that may be issuable after consideration of all existing instruments that could be settled in shares. On February 10, 2015, the Company increased its number of authorized common shares to 25,000,000. Those instruments which had been accounted for as liabilities were reclassified to equity as of that date.

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

9. Convertible Preferred Stock
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
The Series A, Series B, Series C and Series D convertible preferred stock are collectively referred to as the "Preferred Stock," and individually as the "Series A," "Series B," "Series C," and "Series D." The "Original Issue Price" per share excludes the cost of issuance.
Prior to the consummation of the IPO, the Company had determined that its convertible preferred stock was contingently redeemable due to the existence of deemed liquidation provisions contained in its former certificate of incorporation, and therefore classified its convertible preferred stock outside of permanent equity.
Summary of Activity
The following table presents a summary of activity for the convertible preferred stock issued and outstanding for the years ended December 31, 2013, 2014 and 2015 (in thousands):

	Convertible Preferred Stock
	Series A	Series B	Series C	Series D	Total Amount
Balance as of December 31, 2013	$1,387	$3,089	$8,000	$13,000	$25,476

Balance as of December 31, 2014	1,387	3,089	8,000	13,000	25,476

Conversion to common stock upon IPO	(1,387)	(3,089)	(8,000)	(13,000)	(25,476)
Balance as of December 31, 2015	$—	$—	$—	$—	$—

Conversion Rights
The holders of the Company's Preferred Stock were entitled to convert their shares into common stock at any time. The number of shares of common stock issued upon conversion was determined based on the number of converted Preferred Stock shares and the conversion price. The conversion price varied based upon the occurrence of certain events, such as stock splits, business combinations, issuances of common stock dividends and distributions, recapitalizations, mergers, consolidations and sales of common stock below the Preferred Stock conversion price. As of December 31, 2014, the conversion price of each series of Preferred Stock was equal to the Original Issue Price of such series.

10. Stock-Based Compensation
Equity Incentive Plans
Prior to the IPO, the Company had a stock-based compensation plan, the 2010 Equity Incentive Plan (the “2010 Plan”) under which the Company granted options to purchase shares of common stock to employees, directors and consultants.
In January 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which was subsequently ratified by its stockholders in February 2015. The 2015 Plan became effective immediately on adoption although no awards were to be made under it until the Effective Date. The 2015 Plan is the successor to and continuation of the 2010 Plan. As of the Effective Date, no additional awards were to be granted under the 2010 Plan, but all stock awards granted under the 2010 Plan remain subject to their existing terms. The number of shares of the Company’s common stock reserved for issuance under the 2015 Plan equaled the sum of 2,500,000 shares plus up to 4,537,868 shares reserved for issuance under the 2010 Plan. Of this amount, 1,521,843 shares are available for future grants to employees, non-employee directors, consultants and advisors as of December 31, 2015.
The 2015 Plan provides for the grant of the following awards: (i) incentive and nonstatutory stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) stock units; and (v) performance cash awards. The number of shares reserved for issuance under the 2015 Plan will be increased automatically on the first business day of each of the Company’s fiscal years, commencing in 2016, by a number equal to the least of: (1) 1,750,000 shares; (2) 5% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (3) the number of shares determined by the Company’s board of directors.
The compensation committee of the Company’s board of directors administers the 2015 Plan. The compensation committee has complete discretion to make all decisions relating to the 2015 Plan and outstanding awards. The Company’s board of directors may amend or terminate the 2015 Plan at any time. If the Company’s board of directors amends the 2015 Plan, it does not need stockholder approval of the amendment unless required by applicable law, regulation or rules. The 2015 Plan will terminate automatically ten years after the later of the date when the Company’s board of directors adopted the 2015 Plan, or approved the latest share increase that was also approved by the Company’s stockholders.
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
The Plan allows for grants of stock options that may be exercised before the options have vested at the discretion and determination of the board of directors. Shares issued as a result of the early exercise of stock options are subject to repurchase by the Company upon termination of service. As of December 31, 2014 and 2015, there were 5,000 and no shares, respectively, subject to the Company’s right of repurchase. Payments received from early exercises are recorded in accrued expenses and other current liabilities in the consolidated balance sheets and reclassified to additional paid-in capital as the options vest.

Stock-based compensation expense related to stock options is included in the following line items in the consolidated statements of operations for the years ended December 31 (in thousands):

	Year Ended December 31,
	2013	2014 (1)	2015 (2)
Other cost of revenue	$6	$20	$75
Sales and marketing	212	505	720
Research and development	276	756	1,114
General and administrative	85	1,058	1,444
	$579	$2,339	$3,353

(1)	Stock-based compensation expense included an unfavorable $0.5 million fair value adjustment related to stock option liability awards during the year ended December 31, 2014.

(2)
Stock-based compensation expense included a favorable $0.2 million fair value adjustment related to stock option liability awards prior to reclassification to additional paid-in capital during the year ended December 31, 2015.

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
The following table summarizes the assumptions used for estimating the fair value of stock options granted to employees for the years ended December 31:

	2013	2014	2015
Risk-free interest rate	0.94% - 2.05%	1.32% - 2.04%	1.57% - 1.94%
Expected term (years)	5.64 - 6.08	4.00 - 6.08	6.03 - 6.08
Expected volatility	59% - 62%	56% - 60%	46% - 59%
Dividend yield	—%	—%	—%
The following table summarizes the assumptions used for estimating the fair value of stock options granted to non-employees for the year ended December 31, 2013:

Risk-free interest rate	2.70%
Expected term (years)	10.00
Expected volatility	60%
Dividend yield	—%
The weighted-average grant date fair value for the Company’s stock options granted during the years ended December 31, 2013, 2014 and 2015 was $3.03, $7.06 and $2.80 per share, respectively. The total compensation cost related to unvested stock options not yet recognized as of December 31, 2015 was $10.1 million and will be recognized over a weighted-average period of approximately 1.44 years. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2013, 2014 and 2015 was $0.8 million, $5.4 million and $3.9 million, respectively. There was no associated income tax benefit recognized for the years ended December 31, 2013, 2014 and 2015 based on the Company’s valuation allowance that is recorded against its net deferred tax assets.

During the year ended December 31, 2013, the Company granted options to purchase a total of 15,306 shares of common stock to non-employees. These options were exercised during the year ended December 31, 2015. The Company did not grant any stock options to non-employees for the years ended December 31, 2014 or 2015.
The Company recorded an insignificant amount of stock-based compensation expense for the years ended December 31, 2013, 2014 and 2015 for options issued to non-employees.
The following table summarizes the Company’s stock option activity for the year ended December 31, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding balance at January 1, 2013	2,102,985	$1.21	8.89	$4,771
Granted	528,403	5.30
Exercised	(97,248)	0.73
Cancelled	(159,899)	1.93
Outstanding balance at December 31, 2013	2,374,241	$2.09	8.26	$17,016
Granted	1,690,925	13.09
Exercised	(456,766)	1.45
Cancelled	(183,283)	3.89
Outstanding balance at December 31, 2014	3,425,117	$7.51	8.36	$26,260
Granted	1,776,150	6.34
Exercised	(543,979)	1.44
Cancelled	(359,395)	9.02
Outstanding balance at December 31, 2015	4,297,893	$7.67	8.39	$500
Exercisable at December 31, 2015	1,647,398	$6.84	7.19	$497
Vested and expected to vest at December 31, 2015	3,928,026	$7.74	8.29	$499
The following table provides a summary of options outstanding and vested as of December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
$0.34 - $3.00	841,148	$1.27	6.24	701,924	$1.15	5.78
$3.01 - $5.00	1,136,835	4.53	9.18	168,606	4.15	7.52
$5.01 - $7.00	270,000	5.50	9.88	—	—	0.00
$7.01 - $9.00	183,000	7.79	9.43	135	7.24	9.35
$9.01 - $11.00	214,544	9.23	8.85	44,049	9.26	7.81
$11.01 - $13.00	301,249	11.36	8.20	252,411	11.36	8.21
$13.01 - $15.18	1,351,117	13.65	8.58	480,273	13.52	8.54
	4,297,893	$7.67	8.39	1,647,398	$6.84	7.19

During the year ended December 31, 2014, the number of stock options granted by the Company exceeded the number of shares authorized for issuance and not already committed for other purposes, such as convertible preferred stock, warrants and previously granted stock option awards. As a result, those options granted during the year ended December 31, 2014 that exceeded the authorized limit were accounted for as liability-based awards and recorded in other long-term liabilities in the consolidated balance sheets as of December 31, 2014. During the year ended December 31, 2014, the Company granted 610,675 options, cumulatively, in excess of its common shares authorized. Of these, 597,425 were outstanding as of December 31, 2014. The Company recorded a liability of $0.5 million in its consolidated balance sheets as of December 31, 2014, and recorded stock-based compensation expense of $0.5 million related to these liability-based equity awards. The fair value of the liability-based awards was estimated each reporting period, and the estimate of fair value was reflected in the amount of stock-based compensation expense recorded during the period. Changes in fair value are recorded in stock-based compensation expense for the period. As of December 31, 2014, 8,000 liability-based awards were exercisable.
As described in Note 8, on February 10, 2015, the Company increased its number of authorized common shares by 3,000,000 shares. As the number of shares authorized was in excess of those committed for other purposes as of that date, the liability-based awards described above were reclassified to equity-based awards at fair value and reclassified to additional paid-in capital. The favorable fair value adjustment for liability-based awards for the year ended December 31, 2015 was $0.2 million. The reclassification from other long-term liabilities to additional paid-in capital in the consolidated balance sheets was $0.3 million as of February 10, 2015. See Note 3 for the assumptions used in determining the fair value adjustment related to these liability-based awards.
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
There were two offering periods that commenced during the year ended December 31, 2015. The First, or initial, Offering Period commenced on March 5, 2015 and ended October 30, 2015. The Second Offering Period commenced November 1, 2015 and will end on or about April 30, 2016. The initial offering period, which started on the Effective Date, allowed eligible participants to purchase each share of common stock at the lower of 85% of $11.50, or 85% of the fair market value of the common stock on the purchase date. The fair market value of the common stock on the purchase date for the initial offering period was $4.82.
Unless otherwise determined by the compensation committee, two offering periods of six months’ duration will begin in each year on May 1 and November 1. For the year ended December 31, 2015, the Company issued 133,728 shares under the 2015 ESPP. The Company has accumulated employee withholdings of $0.2 million as of December 31, 2015 associated with the next purchase date.
Stock-based compensation expense related to the 2015 ESPP is included in the following line items in the consolidated statements of operations for the year ended December 31 (in thousands):

2015
Other cost of revenue	$17
Sales and marketing	177
Research and development	244
General and administrative	66
$504

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
The Company initially reserved 375,000 shares of its common stock for issuance under the 2015 ESPP. The number of shares reserved for issuance under the 2015 ESPP will automatically be increased on the first business day of each of the Company’s fiscal years, commencing in 2016, by a number equal to the least of: (1) 250,000 shares; (2) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (3) the number of shares determined by the Company’s board of directors. The compensation committee of the Company’s board of directors will administer the 2015 ESPP. The board of directors or the compensation committee may amend or terminate the 2015 ESPP at any time.
The fair value of the "look back" option for 2015 ESPP shares issued during the offering period is estimated using: (1) a 15% discount on the purchase of the stock; (2) 85% of the fair value of the call option; and (3) 15% of the fair value of the put option. The following table summarizes the assumptions used in the Black-Scholes option pricing model for estimating the fair value of shares to be granted under the 2015 ESPP for the year ended December 31:

	First Offering Period	Second Offering Period
Risk-free interest rate	0.10%	0.27%
Expected term (years)	0.59	0.50
Expected volatility	61%	55%
Dividend yield	—%	—%
Stock price on valuation date	$11.50	$4.89
Fair value per share	$3.84	$1.49
The intrinsic value of shares of the Company's stock purchased pursuant to the 2015 ESPP for the offering period for the year ended December 31, 2015 was $0.1 million. As of December 31, 2015, the total unrecognized stock-based compensation cost related to the 2015 ESPP was $0.1 million and will be recognized over a period of approximately 0.3 years.
11. Income Taxes
The following table presents domestic and foreign components of loss before income taxes for the periods presented (in thousands of dollars):

	Year Ended December 31,
	2013	2014	2015
Domestic	$(187)	$(11,222)	$(19,917)
International	—	(1,767)	(2,536)
Total	$(187)	$(12,989)	$(22,453)

Taxes computed at the statutory U.S. federal income tax rate of 34% are reconciled to the provision for income taxes as follows (in thousands of dollars):

	Year Ended December 31,
	2013	2014	2015
Effective tax rate	0%	0%	0%
Statutory rate of 34%	$(64)	$(4,416)	$(7,634)
State taxes, net of federal benefit	(4)	(256)	(615)
Foreign rate differential	—	245	346
Stock-based compensation permanent differences	182	464	836
Meals and entertainment permanent differences	26	232	385
Miscellaneous permanent differences	13	32	165
Warrant fair market value adjustment	—	229	(59)
Other adjustments	—	474	(3)
Change in valuation allowance	(153)	2,996	6,579
Provision for income taxes	$—	$—	$—
Components of the current and long-term deferred tax assets were as follows (in thousands of dollars):

	December 31,
	2014	2015
Current:
Accrued expenses	$754	$882
Valuation allowance	(552)	(642)
Total current deferred tax asset	$202	$240
Long-term:
Stock-based compensation	$360	$854
Future benefit of carry forward losses	9,961	17,946
Other accruals	160	488
Valuation allowance	(7,740)	(14,229)
Total long-term deferred tax asset	$2,741	$5,059
Components of current and long-term deferred tax liabilities were as follows (in thousands of dollars):

	December 31,
	2014	2015
Current:
Other accruals	$(19)	$(20)
Total current deferred tax liability	$(19)	$(20)
Long-term:
Amortization	$(2,090)	$(3,688)
Depreciation	(814)	(1,591)
Other accruals	(20)	—
Total long-term deferred tax liability	$(2,924)	$(5,279)
Net deferred tax assets (liabilities)	$—	$—
The Company has U.S. federal operating loss carry forwards at December 31, 2015 of $47.3 million that will begin to expire in 2026. The Company also has state operating loss carry forwards of $41.5 million that will begin to expire in 2021 and foreign operating loss carry forwards of $4.5 million that do not expire.

The Company applies the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the treatment for the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will be recognized if it is more likely than not to be sustained. The Company has determined that any uncertain tax positions for the tax years open for examination would have no material impact on the consolidated financial statements.
In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards created during the tax periods prior to change in ownership. The Company has determined that ownership changes have occurred and as a result, a portion of the Company's NOL carryforwards might be limited.
With respect to foreign earnings, it is the Company's policy to invest the earnings of foreign subsidiaries indefinitely outside the United States. As of December 31, 2015, the Company's non-U.S. subsidiary had no undistributed earnings.
12. Commitments and Contingencies
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
The Company, certain of its officers and directors, and certain investment banking firms who acted as underwriters in connection with the Company’s IPO, have been named as defendants in a putative class action lawsuit filed August 31, 2015 in the United States District Court for the Southern District of New York. The complaint alleges that the defendants violated Sections 11, 12 and 15 of the Securities Act by not including information regarding customer concentration, which the complaint characterizes as a known trend and/or significant factor required to be disclosed under federal securities regulations. The complaint seeks unspecified damages, interest and other costs.
The Court appointed a Lead Plaintiff on November 18, 2015. The Company disputes these claims and intends to defend this matter vigorously. The Company cannot currently estimate a reasonably possible range of loss for this action. Legal fees are expensed in the period in which they are incurred.
Leases
The Company leases office facilities under operating leases. During the year ended December 31, 2015, the Company entered into multiple new and amended operating leases for the purposes of sales and marketing, technology and development and engineering activities.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2015 for the fiscal years indicated are as follows (in thousands):

Year Ending December 31,
2016	$2,917
2017	2,712
2018	2,641
2019	2,063
2020	1,410
Thereafter	2,826
Total minimum lease payments	$14,569

Future minimum lease payments due under certain operating lease arrangements contain fixed rent increases and rent abatements over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over lease payments made has been reported in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets. As of December 31, 2014 and 2015, deferred rent related to these leases totaled $0.3 million and $1.0 million, respectively. As of December 31, 2015, the Company had outstanding letters of credit related to certain operating leases totaling $0.6 million. No amounts were drawn on these letters of credit.
Total rent expense for the years ended December 31, 2013, 2014 and 2015 was $0.8 million, $1.6 million and $2.1 million, respectively.
Purchase Commitments
The Company has $6.7 million of non-cancelable contractual commitments as of December 31, 2015, primarily related to purchases of data, third-party data centers and other support services. Of these commitments, $5.6 million, $1.0 million and $0.1 million are due within the next year, within the next two years and within the next three years, respectively.
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
13. Earnings Per Share
Diluted loss per share is the same as basic loss per share for the years ended December 31, 2013, 2014 and 2015 because the effects of potentially dilutive items were anti-dilutive given the Company’s net losses in those periods.
The following securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the years ended December 31:

	2013	2014	2015
Convertible preferred stock:
Series A	2,383,745	2,383,745	—
Series B	3,649,368	3,649,368	—
Series C	5,406,501	5,406,501	—
Series D	3,409,210	3,409,210	—
Common stock subject to repurchase	6,457	5,000	—
Lender Warrants and Additional Lender Warrant to purchase common stock	—	150,000	200,000
2015 ESPP	—	—	192,883
Stock options	2,374,241	3,425,117	4,297,893

14. Segment and Geographic Information
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") for purposes of allocating resources and evaluating financial performance. The Company's CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single operating and reportable segment.
All of the Company's long-lived assets were held and all revenue was generated in the United States during the year ended December 31, 2013. For the year ended December 31, 2014, approximately 96% of the Company's long-lived assets were held and more than 99% of revenue was generated in the United States. For the year ended December 31, 2015, approximately 98% of the Company's long-lived assets were held and approximately 99% of revenue was generated in the United States.
15. Related Parties
On August 15, 2015, the Company entered into an advisor agreement with Kevin Dulsky, a non-employee board member. Mr. Dulsky agreed to consult with and advise the Company from time to time, at the Company’s request, on business development and strategic planning matters. Mr. Dulsky was paid an hourly fee for his services provided, in addition to reimbursement for reasonable expenses. The agreement allowed Mr. Dulsky or the Company to terminate the advisor relationship at any time by giving the other party fifteen days’ notice. As of December 31, 2015, this advisor agreement had been terminated. For the year ended December 31, 2015, the Company incurred $0.02 million of expense related to this agreement that is classified in general and administrative expenses within the consolidated statement of operations. As of December 31, 2015, there were no amounts due to Mr. Dulsky under this agreement.
One of the Company's channel partners was an investor during the year ended December 31, 2013. Revenue generated from this channel partner arrangement totaled $0.3 million for the year ended December 31, 2013. During the year ended December 31, 2013 the related party disposed of its investment in the Company.
16. Subsequent Events
Stock Repurchase Program
On March 4, 2016, the Company’s board of directors authorized a stock repurchase program under which the Company is authorized to repurchase up to $4.0 million of its outstanding common stock. The Company’s stock repurchase program does not obligate it to acquire any specific number of shares.
Revolving Line of Credit Amendment
On March 8, 2016, the Company amended its Amended New Loan and Security Agreement, as described in Note 6. The second amendment to the Amended New Loan and Security Agreement (the "Second Amended New Loan and Security Agreement") changed the following terms and conditions to the Amended New Loan and Security Agreement and Amended New Revolving Line of Credit (the "Second Amended New Revolving Line of Credit") by: (1) extending the maturity date to June 11, 2017; (2) removing the $5.0 million minimum cash and availability requirement (defined as cash held at the lender plus the unused credit line availability amount); and (3) changing the applicable interest rate on outstanding amounts under the Second Amended New Revolving Line of Credit to a floating rate per annum equal to the prime referenced rate plus a potential applicable margin ranging from 0.00% to 1.50%.

In addition, with this amendment, the Company is required to comply with certain financial covenants, including the following:
Adjusted EBITDA. The Company is required to maintain specified quarterly Adjusted EBITDA, which is defined for this purpose, with respect to any trailing twelve month period, as an amount equal to the sum of net income, plus (a) interest expense, plus (b) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (c) income tax expense, plus or minus (d) change in deferred revenue, less, (e) capitalized software development expenses, plus (f) any non-cash items such as stock-compensation expense (and other mutually agreed upon non-cash items), plus one-time non-recurring charges subject to the lenders approval. This covenant is to be tested on a quarterly basis beginning June 30, 2016.

Adjusted Quick Ratio. The Company is required to maintain at all times a 1.10 monthly minimum Adjusted Quick Ratio, which is defined as the ratio of cash held at the lender and cash equivalents plus net accounts receivables to current liabilities (including all debt outstanding under the Second Amended New Revolving Line of Credit) minus the current portion of deferred revenue. This covenant is to be tested on a monthly basis.

There were no modifications to any other significant terms with the Second Amended New Loan and Security Agreement.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.  Other Information.
On March 8, 2016, MaxPoint and Silicon Valley Bank (the “Lender”) entered into a Second Amendment to Loan and Security Agreement (the “Second Loan Amendment”), amending that certain Loan and Security Agreement, dated as of June 12, 2014, as amended by that certain First Amendment to Loan and Security Agreement, dated as of February 12, 2015.  Pursuant to the Second Loan Amendment, the Lender agreed to, among other things, (i) extend the maturity date to June 11, 2017, (ii) remove the $5.0 million minimum cash and availability requirement, (iii) change the applicable interest rate on outstanding amounts under the revolving line of credit to a floating rate per annum equal to the prime referenced rate plus a potential applicable margin ranging from 0.00% to 1.50%, and (iv) adjust certain of MaxPoint's financial covenants such that MaxPoint is now required to maintain a specified quarterly adjusted EBITDA and a 1.10 monthly minimum adjusted quick ratio.  The foregoing description of the Second Loan Amendment is a summary, is not complete and is qualified in its entirety by reference to the full text of the Second Loan Amendment, which is filed as Exhibit 10.17 to this Annual Report on Form 10-K.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015 and is incorporated herein by reference.
Item 11.  Executive Compensation.
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015 and is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015 and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015 and is incorporated herein by reference.
Item 14.  Principal Accounting Fees and Services.
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements. The financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K.

2.
Financial Statement Schedules.    All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes, which is incorporated herein by reference.

3.	Exhibits. See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

(b) Exhibits: See Item 15(a)(3), above.
(c) Financial Statement Schedules: See Item 15(a)(2), above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXPOINT INTERACTIVE, INC.

Date: March 9, 2016	By:	/ s / Joseph Epperson
	Name:	Joseph Epperson
	Title:	President, Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/ s / Brad Schomber
	Name:	Brad Schomber
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Joseph Epperson and Brad Schomber, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/ s / Joseph Epperson	President, Chief Executive Officer and Chairman	March 9, 2016
Joseph Epperson	(Principal Executive Officer)

/ s / Brad Schomber	Chief Financial Officer	March 9, 2016
Brad Schomber	(Principal Financial and Accounting Officer)

/ s / Kevin Dulsky	Director	March 9, 2016
Kevin Dulsky

/ s / Lynnette Frank	Director	March 9, 2016
Lynnette Frank

/ s / Len Jordan	Director	March 9, 2016
Len Jordan

/ s / Augustus Tai	Director	March 9, 2016
Augustus Tai

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of MaxPoint Interactive, Inc.	8-K	001-36864	3.1	3/12/2015
3.2	Amended and Restated Bylaws of MaxPoint Interactive, Inc.	8-K	001-36864	3.2	3/12/2015
4.1	Form of Registrant's common stock certificate.	S-1/A	333-201833	4.1	2/23/2015
4.2	Amended and Restated Investors' Rights Agreement, dated December 12, 2011, by and among the Registrant and the parties thereto.	S-1	333-201833	4.2	2/3/2015
4.3	Form of Warrant to Purchase Common Stock.	S-1	333-201833	4.3	2/3/2015
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-201833	10.1	2/17/2015
10.2*	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-201833	10.2	2/3/2015
10.3*	2015 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-201833	10.3	2/23/2015
10.4*	2015 Employee Stock Purchase Plan.	S-1/A	333-201833	10.4	2/23/2015
10.5	Office Lease, dated May 6, 2013, by and among the Registrant and the party thereto, as amended on January 7, 2014 and January 23, 2015.	S-1	333-201833	10.5	2/3/2015
10.6	Loan and Security Agreement, dated June 12, 2014, between the Registrant and Silicon Valley Bank.	S-1	333-201833	10.6	2/3/2015
10.7	First Amendment to Loan and Security Agreement, dated February 12, 2015, between the Registrant and Silicon Valley Bank.	S-1/A	333-201833	10.8	2/17/2015
10.8	Mezzanine Loan and Security Agreement, dated June 12, 2014, between the Registrant and Silicon Valley Bank.	S-1	333-201833	10.7	2/3/2015
10.9	First Amendment to Mezzanine Loan and Security Agreement, dated February 12, 2015, between the Registrant and Silicon Valley Bank.	S-1/A	333-201833	10.9	2/17/2015
10.10*	Management Cash Incentive Bonus Plan.	S-1/A	333-201833	10.1	2/17/2015
10.11*	Change in Control Equity Acceleration Policy.	S-1/A	333-201833	10.1	2/17/2015
10.12*	Compensation Program for Non-Employee Directors.	S-1/A	333-201833	10.1	2/23/2015
10.13*	Offer letter between Registrant and Joseph Epperson dated February 20, 2015.	S-1/A	333-201833	10.1	2/23/2015
10.14*	Offer letter between Registrant and Brad Schomber dated February 22, 2015.	S-1/A	333-201833	10.1	2/23/2015
10.15*	Offer letter between Registrant and Gretchen Joyce dated February 20, 2015.	S-1/A	333-201833	10.2	2/23/2015
10.16*	Offer letter between Registrant and Kurt Carlson dated February 20, 2015.	S-1/A	333-201833	10.2	2/23/2015
10.17	Second Amendment to Loan and Security Agreement, dated March 8, 2016, between the Registrant and Silicon Valley Bank.
21.1	List of Subsidiaries of Registrant.	S-1	333-201833	21.1	2/3/2015
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan.

†
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of MaxPoint Interactive, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language contained in any filing.