Form 10-Q
period 2016-03-31
MaxPoint Interactive, Inc.
filed 2016-05-16
CIK 1611231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No    ☒
There were 6,598,834 shares of the registrant’s common stock outstanding as of May 10, 2016.

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in "Risk Factors," Management's Discussion and Analysis of Financial Condition and Results of Operations-Key Factors Affecting Our Performance" and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this report. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.
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
MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of December 31,	As of March 31,
	2015	2016
Assets
Current assets:
Cash and cash equivalents	$41,143	$33,429
Accounts receivable, net	43,336	32,021
Prepaid expenses and other current assets	1,246	2,436
Restricted cash, short-term	1,861	—
Total current assets	87,586	67,886
Property, equipment and software, net	19,385	20,283
Other long-term assets	315	111
Total assets	$107,286	$88,280
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$14,987	$10,161
Accrued expenses and other current liabilities	8,386	9,464
Short-term debt	31,225	25,325
Total current liabilities	54,598	44,950
Other long-term liabilities	955	1,262
Total liabilities	55,553	46,212
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Common stock, $0.00005 par value; 500,000,000 shares authorized, 6,560,987 and 6,569,237 shares issued and outstanding as of December 31, 2015 and March 31, 2016, respectively	1	1
Additional paid-in capital	103,114	104,205
Accumulated other comprehensive loss	(82)	(104)
Accumulated deficit	(51,300)	(62,034)
Total stockholders’ equity	51,733	42,068
Total liabilities and stockholders’ equity	$107,286	$88,280
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2016
Revenue	$28,716	$29,450
Traffic acquisition costs	11,929	10,088
Other cost of revenue	2,951	4,643
Gross profit	13,836	14,719
Operating expenses:
Sales and marketing	12,803	13,349
Research and development	4,642	6,507
General and administrative	3,379	5,318
Total operating expenses	20,824	25,174
Loss from operations	(6,988)	(10,455)
Other expense (income):
Interest expense	694	264
Interest income	—	(3)
Amortization and write-off of debt discount	792	—
Amortization and write-off of deferred financing costs	129	18
Derivative fair value adjustment related to common stock warrants	(482)	—
Total other expense	1,133	279
Loss before income taxes	(8,121)	(10,734)
Provision for income taxes	—	—
Net loss	$(8,121)	$(10,734)

Net loss per basic and diluted share of common stock	$(3.59)	$(1.63)

Weighted-average shares used to compute net loss per basic and diluted share of common stock	2,260,850	6,565,212
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2016
Net loss	$(8,121)	$(10,734)
Other comprehensive loss:
Foreign currency translation adjustments	(19)	(22)
Comprehensive loss	$(8,140)	$(10,756)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance—January 1, 2016	6,560,987	$1	$103,114	$(82)	$(51,300)	$51,733
Exercise of stock options	8,250	—	52	—	—	52
Stock-based compensation	—	—	1,039	—	—	1,039
Foreign currency translation adjustments	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(10,734)	(10,734)
Balance—March 31, 2016	6,569,237	$1	$104,205	$(104)	$(62,034)	$42,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2016
Cash flows from operating activities:
Net loss	$(8,121)	$(10,734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,206	2,232
Stock-based compensation expense	572	930
Change in fair value of warrants	(482)	—
Bad debt expense	—	332
Loss on disposal of asset	—	4
Amortization and write-off of debt discount	792	—
Amortization and write-off of deferred financing costs	129	18
Changes in operating assets and liabilities:
Accounts receivable	9,655	10,968
Prepaid expenses and other current assets	(289)	(1,136)
Security deposits	(8)	(30)
Accounts payable	(4,955)	(4,888)
Accrued expenses and other current liabilities	2,877	1,097
Other long-term liabilities	380	308
Net cash provided by (used in) operating activities	1,756	(899)
Cash flows from investing activities:
Purchases of property, equipment and software	(1,561)	(927)
Capitalized internal-use software costs	(1,510)	(1,838)
Changes to restricted cash	249	1,861
Net cash used in investing activities	(2,822)	(904)
Cash flows from financing activities:
Proceeds from the issuance of common stock in initial public offering, net of underwriting discounts and commissions	69,518	—
Payments of costs related to initial public offering	(249)	—
Proceeds from debt	6,250	—
Repayment of debt	(22,500)	(5,900)
Proceeds from stock option exercises	490	52
Payments of issuance costs related to debt	(57)	(54)
Net cash provided by (used in) financing activities	53,452	(5,902)
Effect of exchange rate changes on cash and cash equivalents	(2)	(9)
Net increase (decrease) in cash and cash equivalents	52,384	(7,714)
Cash and cash equivalents at beginning of period	12,949	41,143
Cash and cash equivalents at end of period	$65,333	$33,429
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2016
Supplemental disclosures of other cash flow information:
Cash paid for interest	$673	$277
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable and accruals	$1,697	$113
Vesting of restricted stock subject to repurchase	$57	$—
Issuance of lender warrants allocated to debt discount	$335	$—
Conversion of convertible preferred stock to common stock	$25,476	$—
Warrant derivative liability reclassified to additional paid-in capital	$1,132	$—
Liability-based option awards reclassified to additional paid-in capital	$288	$—
Deferred offering costs included in accounts payable and accruals	$2,055	$—
Deferred offering costs reclassified to additional paid-in capital	$3,782	$—
Stock-based compensation capitalized in internal-use software costs	$—	$109

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
Reverse Stock Split
As described in Note 9, on April 25, 2016, the Company amended its amended and restated certificate of incorporation effecting a 1-for-4 reverse stock split of its outstanding shares of capital stock. The reverse stock split did not change the number of authorized shares of capital stock of the Company or cause an adjustment to the par value of the Company's capital stock. As a result of the reverse stock split, the Company was required to adjust the share amounts under its equity incentive plans and common stock warrant agreements with third parties.

All disclosures of shares and per share data in the condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company believes that its existing cash balances, together with its revolving line of credit, will be sufficient to meet its anticipated cash requirements through at least the next 12 months.
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

Unaudited Interim Condensed Consolidated Financial Information
The condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and applicable rules and regulations of the Securities and Exchange Commission’s (“SEC”) Rule 10-01 of Regulation S-X for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss, changes in stockholders’ equity and cash flows. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the full year or the results for any future periods.
The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 ("Form 10-K"). The significant accounting policies and recent accounting pronouncements were described in Note 2 to the consolidated financial statements included in the Form 10-K. There have been no significant changes in or updates to the accounting policies since December 31, 2015.
Restricted Cash
Restricted cash represents cash that is subject to contractual withdrawal restrictions and penalties. Restricted cash is classified within the condensed consolidated balance sheets based on the timing of when the restrictions are expected to lapse. The Company presents restricted cash related to its debt agreements in the condensed consolidated balance sheets based on timing of maturity.
On March 8, 2016, the Company amended its Amended New Loan and Security Agreement, as described in Note 4. The second amendment to the Amended New Loan and Security Agreement (the "Second Amended New Loan and Security Agreement") changed certain terms and conditions to the Amended New Loan and Security Agreement and Amended New Revolving Line of Credit (the "Second Amended New Revolving Line of Credit"). This amendment, among other things, removed the $5.0 million minimum cash and availability requirement (defined as cash held at the lender plus the unused credit line availability amount). As such, no amounts were reflected as restricted cash within the condensed consolidated statement of financial position as of March 31, 2016. Prior to this amendment, the Company was required to maintain, at all times, at least $5.0 million, consisting of the sum of: (i) cash held at the lender (determined in accordance with the Amended New Loan and Security Agreement); plus (ii) the unused availability amount on its revolving line of credit; plus (iii) the undrawn portion of an advance related to a term loan and security agreement (the “Amended Mezzanine Loan and Security Agreement"). The Company had recorded $1.9 million of restricted cash as of December 31, 2015 based on its availability under the Amended New Loan and Security Agreement of $3.1 million as of that date.
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
As of December 31, 2015 and March 31, 2016, the Company did not have any customers or advertising agencies that individually comprised a significant concentration of its accounts receivable. For the three months ended March 31, 2015 and 2016, the Company did not have any customers that individually comprised a significant concentration of its revenue.

Allowance for Doubtful Accounts
The Company extends credit to its customers without requiring collateral. Accounts receivable are stated at net realizable value. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due. The Company’s estimate is based on historical collection experience and the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. At December 31, 2015 and March 31, 2016, the Company had reserved for $0.1 million and $0.3 million of its accounts receivable balance, respectively.
The following table presents the changes in the allowance for doubtful accounts for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	2016
Allowance for doubtful accounts:
Balance, beginning of period	$179	$102
Add: adjustment for bad debts	—	332
Less: write-offs, net of recoveries	(6)	(104)
Balance, end of period	$173	$330
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
Internal-use software development costs of $1.5 million and $1.9 million were capitalized during the three months ended March 31, 2015 and 2016, respectively. Capitalized internal-use software development costs are included in property, equipment and software, net in the condensed consolidated balance sheets. Amortization expense related to the capitalized internal-use software was $0.6 million and $1.0 million for the three months ended March 31, 2015 and 2016, respectively, and is primarily included in other cost of revenue and research and development expense in the condensed consolidated statements of operations. The net book value of capitalized internal-use software was $9.8 million and $10.7 million at December 31, 2015 and March 31, 2016, respectively.
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This accounting standards update is to simplify the presentation of debt issuance cost. This new guidance requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. The accounting standards update does not affect the recognition and measurement guidance for debt issuance costs. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This accounting standards update states that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The Company adopted ASU 2015-03, effective January 1, 2016, on a retrospective basis. The adoption of these pronouncements did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. This guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. In March 2016, the FASB issued ASU 2016-08, which clarified the implementation guidance on principal versus agent considerations. ASU 2014-09, as amended by ASU 2015-14, is effective for interim or annual periods beginning after December 15, 2017. Early adoption of the standard is permitted, but not before the original effective date. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company plans to adopt ASU 2014-09 as of January 1, 2018. The Company is currently in the process of evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated results of operations, financial position and cash flows, and selecting the method of transition to the new standard.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The purpose of this guidance is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance supersedes previous accounting guidance under Topic 840. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for the rights and obligations created by leases for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 is effective for interim or annual periods beginning after December 15, 2018 and early adoption is permitted. This standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company does not expect to early adopt this guidance and is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations, financial position and cash flows.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for interim or annual periods beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations, financial position and cash flows.

3. Fair Value Measurements
The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities and its variable rate short-term debt, approximate their respective fair values due to their short term nature.
The fair value of the money market fund measured using level 1 inputs in the fair value hierarchy reflected in cash and cash equivalents in the condensed consolidated balance sheets was $18.6 million and $5.5 million as of December 31, 2015 and March 31, 2016, respectively.
4. Debt
On March 8, 2016, the Company entered into a second amendment to its Amended New Loan and Security Agreement. The Second Amended New Loan and Security Agreement changed the following terms and conditions to the Amended New Loan and Security Agreement and Amended New Revolving Line of Credit (the Second Amended New Revolving Line of Credit) by: (1) extending the maturity date to June 11, 2017; (2) removing the $5.0 million minimum cash and availability requirement (defined as cash held at the lender plus the unused credit line availability amount); and (3) changing the applicable interest rate on outstanding amounts under the Second Amended New Revolving Line of Credit to a floating rate per annum equal to the prime referenced rate plus a potential applicable margin ranging from 0.00% to 1.50%.
The Second Amended New Revolving Line of Credit allows for potential maximum aggregate advances of $35.0 million. The amount available is: (a) the lesser of (i) the Second Amended New Revolving Line of Credit or (ii) the amount available under the borrowing base (defined as 85% of eligible accounts receivable); minus (b) the outstanding principal balance of any advances. As of March 31, 2016, the Company had utilized its entire availability under the line of credit. The effective interest rate for the Second Amended New Revolving Line of Credit was 4.00% as of March 31, 2016. The loan is secured by substantially all of the Company's assets.
Under the terms of the Second Amended New Loan and Security Agreement, the Company is required to meet and maintain certain customary financial and nonfinancial covenants, one of which restricts the Company’s ability to pay any dividends or make any distribution or payment to redeem, retire or purchase any capital stock, subject to certain specified exceptions. The Company must also maintain with the lender all of its primary domestic operating and other deposit and investment accounts consisting of at least 95% of the Company’s total cash and cash equivalents. This agreement also includes customary subjective acceleration clauses, in addition, with this amendment to the Second Amended New Loan and Security Agreement, the Company is required to comply with certain financial covenants, including the following:
Adjusted EBITDA. The Company is required to maintain specified quarterly Adjusted EBITDA, which is defined for this purpose, with respect to any trailing twelve-month period, as an amount equal to the sum of net income, plus (a) interest expense, plus (b) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (c) income tax expense, plus or minus (d) change in deferred revenue, less, (e) capitalized software development expenses, plus (f) any non-cash items such as stock-compensation expense (and other mutually agreed upon non-cash items), plus one-time non-recurring charges subject to the lenders approval. This covenant is to be tested on a quarterly basis beginning June 30, 2016.
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
There were no modifications to any other significant terms with the Second Amended New Loan and Security Agreement. As of March 31, 2016, the Company was in compliance with all financial and nonfinancial covenants.

5. Common Stock Reserved for Issuance
The Company’s shares of common stock reserved for issuance as of December 31, 2015 and March 31, 2016 were as follows:

	2015	2016
Lender warrants to purchase common stock	50,000	50,000
Stock options outstanding	1,074,473	1,084,476
Possible future issuance under equity incentive plan	380,460	690,256
Possible future issuance under employee stock purchase plan	60,318	122,818
Total shares reserved	1,565,251	1,947,550
6. Stock-Based Compensation
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
Equity Incentive Plans
Prior to the closing of the Company's initial public offering on March 11, 2015 ("IPO"), the Company had a stock-based compensation plan, the 2010 Equity Incentive Plan (the “2010 Plan”) under which the Company granted options to purchase shares of common stock to employees, directors and consultants.
In January 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which was subsequently ratified by its stockholders in February 2015. The 2015 Plan is the successor to and continuation of the 2010 Plan. No additional awards are to be granted under the 2010 Plan, but all stock awards granted under the 2010 Plan remain subject to their existing terms. As of March 31, 2016, 690,256 shares are available for future grants to employees, non-employee directors, consultants and advisors under the 2015 Plan.
The terms of the stock options, including the exercise price per share and vesting provisions, are determined by the board of directors. Historically, stock options were granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant based upon numerous objective and subjective factors including: third-party valuations, preferred stock transactions with third-parties, current operating and financial performance, management estimates and future expectations. Subsequent to the completion of the IPO, the fair value of the Company's common stock on the grant date has been equal to the most recent New York Stock Exchange closing price of the Company's stock. Stock option grants typically vest upon the expiration of an initial one year cliff and vest monthly thereafter over the remaining thirty-six months assuming continuing service, and expire ten years from the grant date.

Stock-based compensation expense related to stock options is included in the following line items in the condensed consolidated statements of operations for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2015 (1)	2016
Other cost of revenue	$13	$18
Sales and marketing	150	194
Research and development	175	335
General and administrative	234	394
	$572	$941

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
The following table summarizes the assumptions used for estimating the fair value of stock options granted to employees for the three months ended March 31:

	Three Months Ended March 31,
	2015	2016
Risk-free interest rate	1.67%	1.38% - 1.51%
Expected term (years)	6.03	6.08
Expected volatility	53%	46% - 47%
Dividend yield	—%	—%
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding balance at January 1, 2016	1,074,473	$30.69	8.39	$500
Granted	43,501	6.71
Exercised	(8,250)	6.25
Cancelled	(25,248)	27.92
Outstanding balance at March 31, 2016	1,084,476	$29.97	8.21	$535
Exercisable at March 31, 2016	434,323	$29.06	7.04	$512
Vested and expected to vest at March 31, 2016	1,007,222	$30.37	8.13	$528

The weighted-average grant date fair value for the Company’s stock options granted was $31.12 and $3.06 per share during the three months ended March 31, 2015 and 2016, respectively. The total compensation cost related to unvested stock options not yet recognized as of March 31, 2016 was $9.1 million and will be recognized over a weighted-average period of approximately 1.33 years. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2015 was $2.4 million. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2016 was insignificant. There was no associated income tax benefit recognized for the three months ended March 31, 2015 and 2016 based on the Company’s valuation allowance that is recorded against its net deferred tax assets.
Employee Stock Purchase Plan
In January 2015, the Company’s board of directors adopted the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was subsequently ratified by its stockholders in February 2015.
The 2015 ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to limitations set forth in the 2015 ESPP. Unless otherwise determined by the compensation committee, two offering periods of six months’ duration will begin each year on May 1 and November 1. Due to the timing of the Company's IPO, the first offering period started on March 5, 2015 and ended on October 30, 2015. At the end of each offering period, employees are able to purchase shares at the lower of 85% of the fair market value of the common stock on the first day of an offering period or on the purchase date.
The Company has accumulated employee withholdings of $0.5 million as of March 31, 2016 associated with the next purchase date. Stock-based compensation expense related to the 2015 ESPP is included in the following line items in the condensed consolidated statements of operations for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	2016
Other cost of revenue	$—	$3
Sales and marketing	—	28
Research and development	—	54
General and administrative	—	13
	$—	$98
The fair value of the "look back" option for 2015 ESPP shares issued during the offering period is estimated using: (1) a 15% discount on the purchase of the stock; (2) 85% of the fair value of the call option; and (3) 15% of the fair value of the put option. The following table summarizes the assumptions used in the Black-Scholes option pricing model for estimating the fair value of employee stock purchase rights under the 2015 ESPP for the three months ended March 31, 2016:

2016
Risk-free interest rate	0.27%
Expected term (years)	0.50
Expected volatility	55%
Dividend yield	—%
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
The Court appointed a Lead Plaintiff on November 18, 2015, and on January 19, 2016 the Lead Plaintiff filed a First Amended Complaint that repeats the same substantive allegations included in the initial complaint and continues to seek unspecified damages. On March 24, 2016, the Company filed a motion to dismiss the First Amended Complaint, which Plaintiffs have opposed. A hearing date for the Company’s motion to dismiss has not yet been set.
The Company disputes these claims and intends to defend this matter vigorously. The Company cannot currently estimate a reasonably possible range of loss for this action. Legal fees are expensed in the period in which they are incurred.
Purchase Commitments
The Company has $5.4 million of non-cancelable contractual commitments as of March 31, 2016, primarily related to purchases of data, third-party data centers and other support services. Of these commitments, $4.5 million and $0.9 million are due within the next year and within the next two years, respectively.
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
8. Earnings Per Share
The Company calculates net loss per basic share by dividing net loss by the weighted-average number of shares outstanding during the reporting period. The Company calculates net loss per diluted share by dividing net loss by the weighted-average number of shares outstanding during the reporting period plus the effects of any dilutive common stock-based instruments. Due to the net losses for the three months ended March 31, 2015 and 2016, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the three months ended March 31:

	Three Months Ended March 31,
	2015	2016
Lender warrants to purchase common stock	50,000	50,000
2015 ESPP	—	45,432
Stock options	838,549	1,084,476

9. Subsequent Events
Reverse Stock Split
On April 25, 2016, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-4 reverse stock split of the Company's issued and outstanding capital stock. As a result of the reverse stock split, every 4 shares of the Company’s issued and outstanding common stock were automatically combined and reclassified into one share of the Company’s common stock. The reverse stock split affected all issued and outstanding shares of common stock, as well as common stock underlying stock options and warrants outstanding. No fractional shares will be issued in connection with the reverse stock split. Stockholders who would otherwise hold a fractional share of capital stock will receive a cash payment for any fractional share resulting from the split in an amount equal to such fraction multiplied by the closing sales price of the common stock as reported on the New York Stock Exchange on April 25, 2016, the last trading day immediately prior to the split.

All disclosures of shares and per share data in the condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Stock Exchange Listing Transfer
On May 2, 2016, the Company provided written notice to the New York Stock Exchange of its intention to voluntarily delist its common stock on the New York Stock Exchange and to list its common stock on the Nasdaq Global Market. The common stock has been approved for listing on Nasdaq, with its continued trading under the symbol "MXPT." Trading of the Company’s common stock commenced on Nasdaq on May 13, 2016.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a marketing technology company that generates hyperlocal intelligence to optimize brand and retail performance. We provide a platform for brands to connect the digital world with the physical world through hyperlocal execution, measurement and consumer insights. We offer a leading business intelligence and marketing automation software service, which we refer to as our solution, that enables national brands to drive local, in-store sales. National brands use our MaxPoint Intelligence Platform to predict the most likely local buyers of a specific product at a particular retail location and then execute cross-channel digital marketing campaigns to reach these buyers. The foundation for our local targeting is our proprietary Digital Zip architecture, a digital grid of households organized into specific neighborhoods, or Digital Zips, which can be as small as a couple of city blocks. We have approximately 44,000, 39,000 and 5,300 Digital Zips in the United States, Europe and Canada, respectively. Through a combination of our proprietary and third-party data, we create a profile for each Digital Zip based on shared demographic and financial traits, such as family size, income level, education, age and historical purchasing behavior. Business intelligence is at the core of our solution, which leverages high-velocity data processing and proprietary statistical models to continuously analyze up to 70 billion daily data attributes to delineate consumers’ real-time purchase intent. By identifying and reaching only the most likely local buyers with digital customized product offers for local stores, national brands can more efficiently and effectively run local marketing campaigns, thereby increasing in-store sales and reducing wasted marketing spend associated with traditional approaches. We provide a technology-driven alternative to traditional local marketing methods for national brands across a number of industries where transactions take place predominantly offline, such as consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment.

We operate in one segment and generate revenue by delivering local, targeted digital marketing campaigns for customers through various channels, including display, mobile and video. We define “local,” with respect to both retail locations and buyers or consumers, as the close proximity of a targeted consumer to a targeted retail location, typically within a specific Digital Zip. Historically, our revenue has predominantly come from display advertising because it was the first to be made available for programmatic purchasing through real-time bidding, or RTB, exchanges. The digital advertising industry is rapidly adopting programmatic purchasing for display, mobile and video advertising and accelerating the amount and variety of digital media inventory available through RTB exchanges. As we continue to expand in the mobile, social and video channels, we must continue to utilize our platform to effectively provide targeted campaigns in an efficient manner through a combination of pricing with our customers and by managing the costs associated with RTB exchanges. Any significant shift in the mix of channels used to provide our marketing automation software solution to our customers could have a favorable or unfavorable impact on our operating results and financial condition.
The MaxPoint Intelligence Platform is a cloud-based software service that enables us to predict local demand for national brands based on consumers' purchase power and intent and manage customized digital advertisements containing in-store offers and promotions to reach consumers at a local level across display, mobile and video channels. Through marketing automation and direct integrations with RTB exchanges, our platform delivers customized digital advertisements containing product and store specific promotions to local consumers across display, mobile and video channels. National brands can then measure the offline sales impact of those digital marketing campaigns to optimize future campaigns and budgets and manage in-store supply levels. Our customers typically pay us on a cost per thousand impressions, or CPM, model based on the number of impressions we deliver through our platform for each marketing campaign.
Our diverse customer base consists primarily of enterprises with national brands in the consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment industries. We sell our solution either directly to our customers or through advertising agencies that act on behalf of our customers. We have worked with 19 of the top 20 leading national advertisers and each of the top 10 advertising agencies in the United States as ranked in 2015 by Advertising Age. As of March 31, 2016, we had 751 enterprise customers as described in “Non-GAAP Financial Measures and Operating Performance Metrics.” Our customer agreements typically have terms of less than three months and are cancelable at any time, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria.

Since our inception in 2006, we have focused on developing our solutions to address the challenges that national brands experience with local marketing. During our early years, we focused largely on product development, which resulted in the introduction of our MaxPoint Intelligence Platform in 2011 as a service primarily run by us on behalf of our customers. Since 2013, our customers have also had the ability to directly interface with the MaxPoint Intelligence Platform software service. Our revenue increased from $28.7 million for the three months ended March 31, 2015 to $29.5 million for the three months ended March 31, 2016. To date, substantially all of our revenue has come from sales in the United States.
Our goal is to be the leading strategic partner assisting national brands in driving local, in-store sales and to deliver better informed marketing for our customers by combining our proprietary technology and data with each customer's enterprise data. The core elements of our growth strategy include increasing our share of existing customer spend, acquiring new customers, further penetrating new industries, continuing to innovate and invest in our technology and expanding internationally. To accomplish our goal, we plan to invest for long-term growth. We anticipate that our operating expenses will increase in the foreseeable future as we execute the core elements of our growth strategy. While these investments will likely reduce our profitability in the near term, we believe they will contribute to our long-term growth.
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
Continuing to Innovate and Invest in our Technology
Our technology is a key factor affecting our performance. We plan to continue to make substantial investments in our technology and research and development to enhance the effectiveness of our solution in an effort to deliver increasing value to our customers. In addition to improving our data processing, business intelligence and marketing execution technologies, we intend to enhance ways that our customers can access and utilize our solution and extract greater intelligence from the data we aggregate and generate. One such innovation has been our ability to purchase non-display advertisements through our platform on behalf of our customers, which was introduced in the fourth quarter of 2012. Revenue from non-display advertisements has grown rapidly from approximately 24% of revenue, or $6.9 million, in the first quarter of 2015, to approximately 43% of revenue, or $12.6 million in the first quarter of 2016. Revenue from mobile advertising on phones and tablets has grown rapidly from approximately 19% of revenue, or $5.4 million, in the first quarter of 2015, to approximately 40% of revenue, or $11.8 million in the first quarter of 2016.

Our continued development in technology is a key factor affecting our growth potential. In addition to improving our data processing, business intelligence and marketing execution technologies, we intend to expand the ways that our customers can utilize our solution to extract greater intelligence from the data we aggregate and generate. Some of our most recent research and development activities relate to:

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

While these recent research and development activities are still in various phases of design, testing and implementation, we believe our investment in potential new product offerings demonstrates our rapid pace of innovation in order to deliver increasing value to our customers.
Expanding Internationally
To date, we have focused our efforts on developing our solution for the U.S. market. We believe that our technology and solution can be adapted to other countries where national brands face similar challenges with local marketing. We have established a presence in the Europe and will continue to explore additional international expansion opportunities.
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

Other Cost of Revenue
Other cost of revenue primarily consists of third-party data centers and advertisement-serving costs, depreciation of data center equipment, amortization of capitalized internal-use software cost for revenue-producing technologies, purchases of third-party data for specific marketing campaigns and salaries and personnel-related costs of our employees dedicated to executing our marketing campaigns. The number of employees dedicated to executing our marketing campaigns grew from 17 at March 31, 2015 to 19 at March 31, 2016.
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. The number of employees related to these expense categories grew from 341 at March 31, 2015 to 391 at March 31, 2016.
Sales and marketing expense.  Sales and marketing expense consists primarily of salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses, stock-based compensation expense and commissions. We record expense for commissions over the term of the associated marketing campaign. Additional expenses include marketing, advertising and promotional event programs, corporate communications, travel and allocated overhead costs. Overhead costs include general corporate expenses such as depreciation, rent, utilities, supplies and services that are ratably allocated to sales and marketing expense based on headcount for the periods presented. Fluctuations in allocated overhead costs are attributable to changes in general corporate expenses subject to allocation. The number of employees in our sales and marketing functions grew from 187 at March 31, 2015 to 198 at March 31, 2016.
Research and development expense.  Research and development expense consists primarily of salaries and personnel-related costs for our engineering and research and development employees, including benefits, bonuses and stock-based compensation expense. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology, third-party data costs purchased for the development and enhancement of our technology platform, consulting and allocated overhead costs. Overhead costs include general corporate expenses such as depreciation, rent, utilities, supplies and services that are ratably allocated to research and development expense based on headcount for the periods presented. Fluctuations in allocated overhead costs are attributable to changes in general corporate expenses subject to allocation. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. The number of employees in research and development functions increased from 119 at March 31, 2015 to 143 at March 31, 2016.
General and administrative expense.  General and administrative expense consists primarily of salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation expense. Additional expenses include consulting and professional fees, insurance, legal, other corporate expenses and travel. These expenses also include costs associated with the compliance with regulations governing public companies, directors’ and officers’ liability insurance, increased professional services and an enhanced investor relations function. The number of employees in general and administrative functions grew from 35 at March 31, 2015 to 50 at March 31, 2016, and we expect our general and administrative expenses to increase as a result of operating as a public company.
Other Expense (Income)
Other expense (income) consists of interest expense, interest income, amortization and write-off of debt discount, amortization and write-off of deferred financing costs and the fair value adjustment related to common stock warrants. Interest expense, amortization of debt discount and deferred financing costs relate to outstanding borrowings under our credit facilities. The change in fair value of common stock warrants relates to the mark-to-market adjustment of common stock warrants granted to our lender.
Provision for Income Taxes
Provision for income taxes consists of U.S. federal, state and foreign income taxes. We incurred no income tax expense for the three months ended March 31, 2015 and 2016.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Revenue	$28,716	$29,450
Traffic acquisition costs	11,929	10,088
Other cost of revenue	2,951	4,643
Gross profit	13,836	14,719
Operating expenses:
Sales and marketing	12,803	13,349
Research and development	4,642	6,507
General and administrative	3,379	5,318
Total operating expenses	20,824	25,174
Loss from operations	(6,988)	(10,455)
Other expense (income):
Interest expense	694	264
Interest income	—	(3)
Amortization and write-off of debt discount	792	—
Amortization and write-off of deferred financing costs	129	18
Derivative fair value adjustment related to common stock warrants	(482)	—
Total other expense	1,133	279
Loss before income taxes	(8,121)	(10,734)
Provision for income taxes	—	—
Net loss	$(8,121)	$(10,734)

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended March 31,
	2015	2016
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Traffic acquisition costs	41.5%	34.3%
Other cost of revenue	10.3%	15.8%
Gross profit	48.2%	50.0%
Operating expenses:
Sales and marketing	44.6%	45.3%
Research and development	16.2%	22.1%
General and administrative	11.8%	18.1%
Total operating expenses	72.5%	85.5%
Loss from operations	(24.3)%	(35.5)%
Other expense (income):
Interest expense	2.4%	0.9%
Interest income	—%	—%
Amortization and write-off of debt discount	2.8%	—%
Amortization and write-off of deferred financing costs	0.4%	0.1%
Derivative fair value adjustment related to common stock warrants	(1.7)%	—%
Total other expense	3.9%	0.9%
Loss before income taxes	(28.3)%	(36.4)%
Provision for income taxes	—%	—%
Net loss	(28.3)%	(36.4)%

Comparison of Three Months Ended March 31, 2015 and 2016

	Three Months Ended March 31,
	2015		2016
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands, except percentages)
Revenue	$28,716	100.0%	$29,450	100.0%	$734	2.6%
Traffic acquisition costs	11,929	41.5%	10,088	34.3%	(1,841)	(15.4)%
Other cost of revenue	2,951	10.3%	4,643	15.8%	1,692	57.3%
Gross profit	13,836	48.2%	14,719	50.0%	883	6.4%
Operating expenses:
Sales and marketing	12,803	44.6%	13,349	45.3%	546	4.3%
Research and development	4,642	16.2%	6,507	22.1%	1,865	40.2%
General and administrative	3,379	11.8%	5,318	18.1%	1,939	57.4%
Total operating expenses	20,824	72.5%	25,174	85.5%	4,350	20.9%
Loss from operations	(6,988)	(24.3)%	(10,455)	(35.5)%	(3,467)	49.6%
Other expense (income):
Interest expense	694	2.4%	264	0.9%	(430)	(62.0)%
Interest income	—	—%	(3)	—%	(3)	*
Amortization and write-off of debt discount	792	2.8%	—	—%	(792)	(100.0)%
Amortization and write-off of deferred financing costs	129	0.4%	18	0.1%	(111)	(86.0)%
Derivative fair value adjustment related to common stock warrants	(482)	(1.7)%	—	—%	482	(100.0)%
Total other expense	1,133	3.9%	279	0.9%	(854)	(75.4)%
Loss before income taxes	(8,121)	(28.3)%	(10,734)	(36.4)%	(2,613)	32.2%
Provision for income taxes	—	—%	—	—%	—	—%
Net loss	$(8,121)	(28.3)%	$(10,734)	(36.4)%	$(2,613)	32.2%

*	Not meaningful.
Revenue.  Revenue increased by $0.7 million, or 2.6%, from $28.7 million for the three months ended March 31, 2015 to $29.5 million for the three months ended March 31, 2016. This growth was primarily attributable to an increase in the number of enterprise customers during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The number of enterprise customers increased 42.0% from 529 as of March 31, 2015 to 751 as of March 31, 2016. This increase was offset by a decrease in our revenue per enterprise customer of 28.3% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, due to a combination of both reduced average spending by historical enterprise customers and the dilutive effect of new enterprise customers, who typically start with lower levels of initial spend prior to increasing their engagement with us.
Traffic acquisition costs.  Traffic acquisition costs decreased by $1.8 million, or 15.4%, from $11.9 million for the three months ended March 31, 2015 to $10.1 million for the three months ended March 31, 2016. As a percentage of revenue, traffic acquisition costs decreased from 41.5% for the three months ended March 31, 2015 to 34.3% for the three months ended March 31, 2016. This decrease in traffic acquisition costs was primarily due to improvements to our proprietary bidding technologies.

Other cost of revenue.  Other cost of revenue increased by $1.7 million, or 57.3%, from $3.0 million for the three months ended March 31, 2015 to $4.6 million for the three months ended March 31, 2016. The increase in other cost of revenue was primarily attributable to a $0.8 million increase in expenses related to amortization of internal-use software and depreciation. We also experienced a $0.3 million increase in salaries and personnel-related costs. The number of full-time employees dedicated to executing our marketing campaigns increased from 17 at March 31, 2015 to 19 at March 31, 2016. In addition, there was a $0.3 million increase in purchases of third-party data and a $0.2 million increase in third-party data center costs related to an increase in the volume of impressions delivered. As a percentage of revenue, other cost of revenue increased from 10.3% for the three months ended March 31, 2015 to 15.8% for the three months ended March 31, 2016.
Sales and marketing.  Sales and marketing expense increased by $0.5 million, or 4.3%, from $12.8 million, or 44.6% of revenue, for the three months ended March 31, 2015, to $13.3 million, or 45.3% of revenue, for the three months ended March 31, 2016. The increase in sales and marketing expense was primarily attributable to a $0.5 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel. The number of full-time sales and marketing employees increased from 187 at March 31, 2015 to 198 at March 31, 2016. In addition, we experienced a $0.3 million increase related to corporate communications and a $0.2 million increase in allocated overhead costs. These increases were partially offset by a decrease in marketing, advertising and promotional events, and travel costs of $0.4 million as we focused less heavily on marketing our software solution to generate awareness for new customers in 2016 than we did in 2015.
Research and development.  Research and development expense increased by $1.9 million, or 40.2%, from $4.6 million, or 16.2% of revenue, for the three months ended March 31, 2015, to $6.5 million, or 22.1% of revenue, for the three months ended March 31, 2016. The increase in research and development expense was primarily attributable to a $0.8 million increase in salaries and personnel-related costs associated with an increase in research and development personnel. The number of full-time research and development employees increased from 119 at March 31, 2015 to 143 at March 31, 2016. In addition, we experienced an increase of $0.7 million in purchases of third-party data and an increase in allocated overhead of $0.4 million.
General and administrative.  General and administrative expense increased by $1.9 million, or 57.4%, from $3.4 million, or 11.8% of revenue, for the three months ended March 31, 2015, to $5.3 million, or 18.1% of revenue, for the three months ended March 31, 2016. The increase in general and administrative expense was primarily attributable to a $0.7 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our business. The number of full-time general and administrative employees increased from 35 at March 31, 2015 to 50 at March 31, 2016. We also experienced a $0.6 million increase in legal fees related primarily to our ongoing stockholder litigation, $0.3 million in bad debt expense and a $0.4 million increase in other corporate administration costs and insurance. These increases were partially offset by a $0.2 million decrease in consulting and professional fees related to our transition to a public company.
Interest expense.  Interest expense decreased by $0.4 million, or 62.0%, from the three months ended March 31, 2015 compared to the three months ended March 31, 2016. The decrease in interest expense was primarily due to the differences in the outstanding principal balance for the periods.
Amortization expense.  The $0.9 million of amortization expense for the three months ended March 31, 2015 related primarily to the write-off of the debt discount and deferred financing costs associated with the early repayment of outstanding debt. In March 2015, we repaid the first and second tranches of the amended mezzanine loan and security agreement totaling $15.0 million. This debt was initially scheduled to mature in June of 2017, however, we elected to use a portion of our initial public offering proceeds to repay these amounts and incurred no early repayment penalty.
Derivative fair value adjustment related to common stock warrants.  The favorable $0.5 million change in fair value of common stock warrants for the three months ended March 31, 2015 related entirely to the favorable fair value adjustment for instruments granted to our lender under our loan agreements entered into in June 2014.

Key Financial and Operating Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our performance and project our future performance. Revenue is discussed under the headings “Results of Operations” and “Comparison of Three Months Ended March 31, 2015 and 2016.” Revenue ex-TAC, Adjusted EBITDA and number of enterprise customers are discussed under the heading “Non-GAAP Financial Measures and Operating Performance Metrics.” The following metrics aid us in developing and refining our growth strategies and making strategic decisions:

	Three Months Ended March 31,
	2015	2016
	(in thousands, except number of enterprise customers)
Revenue	$28,716	$29,450
Revenue ex-TAC	$16,787	$19,362
Adjusted EBITDA	$(5,210)	$(7,184)
Number of enterprise customers	529	751
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

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Revenue	$28,716	$29,450
Less: traffic acquisition costs	(11,929)	(10,088)
Revenue ex-TAC	$16,787	$19,362
 Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have provided within this report Adjusted EBITDA, a Non-GAAP financial measure. We define Adjusted EBITDA as net loss before income taxes, interest, amortization and write-off of debt discount, amortization and write-off of deferred financing costs and depreciation and amortization, adjusted to eliminate stock-based compensation expense and change in fair value of common stock warrant liabilities. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
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
Because of these and other limitations, we consider, and you should consider, Adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Net loss	$(8,121)	$(10,734)
Adjustments:
Interest expense	694	264
Interest income	—	(3)
Amortization and write-off of debt discount	792	—
Amortization and write-off of deferred financing costs	129	18
Provision for income taxes	—	—
Depreciation and amortization	1,206	2,232
Stock-based compensation	572	1,039
Change in fair value of warrants	(482)	—
Adjusted EBITDA	$(5,210)	$(7,184)

The following table presents a detail of depreciation and amortization expense included above for each of the periods indicated:

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Other cost of revenue	$800	$1,627
Sales and marketing	88	113
Research and development	302	463
General and administrative	16	29
Total depreciation and amortization	$1,206	$2,232

The following table presents a detail of total stock-based compensation included above for each of the periods indicated:

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Other cost of revenue	$13	$21
Sales and marketing	150	222
Research and development	175	389
General and administrative	234	407
Total stock-based compensation	$572	$1,039
Number of Enterprise Customers
Our number of enterprise customers is a key operating metric. We believe our ability to increase the revenue we generate from existing customers and attract new customers is an important component of our growth strategy. We also believe that those customers from which we have generated more than $10,000 of revenue during any trailing twelve-month period best identifies customers that are actively using our solution and contribute more meaningfully to revenue. We refer to these customers as our enterprise customers. Our ability to generate additional revenue from our enterprise customers is an important indicator of our ability to grow revenue over time. As of March 31, 2015 and 2016, customers from which we have generated less than $10,000 of revenue during the previous trailing twelve-month period have accounted for less than 2% of our revenue.
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

Liquidity and Capital Resources
Sources of Liquidity
Historically, we have funded our operations primarily through private placements of convertible preferred stock, bank borrowings and our initial public offering of our common stock.
We receive payments from agencies once they collect payment from our customers they represent. We are often required to pay for advertising space prior to the receipt of payment from our agency customers. We draw upon our line of credit described below to manage our cash flows.
On February 12, 2015, we amended our loan and security agreement. The revolving line of credit was increased by $5.0 million to $35.0 million. There were no modifications to any other significant terms with this amendment. Interest on the revolving line of credit is payable monthly. The loan is secured by substantially all of our assets. Borrowing availability under our revolving line of credit is measured by reference to a formula based on the amount of certain eligible accounts receivable (but not exceeding the aggregate principal amount of commitments under our revolving line of credit) (such calculated amount being referred to as the “Availability Amount”). Under the terms of the agreement governing our revolving credit facility, we were required to satisfy a minimum liquidity condition of $5.0 million, consisting of the sum of: (i) cash held at our lender (determined in accordance with the loan and security agreement); plus (ii) the unused Availability Amount.
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
In addition, with this amendment, we are now required to comply with certain financial covenants, including: (i) maintaining specified quarterly Adjusted EBITDA, which is defined for this purpose, with respect to any trailing twelve-month period, as an amount equal to the sum of net income, plus (a) interest expense, plus (b) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (c) income tax expense, plus or minus (d) change in deferred revenue, less, (e) capitalized software development expenses, plus (f) any non-cash items such as stock-compensation expense (and other mutually agreed upon non-cash items), plus one-time non-recurring charges subject to the lenders approval. This covenant is to be tested on a quarterly basis beginning June 30, 2016; and (ii) maintaining at all times a 1.10 monthly minimum Adjusted Quick Ratio, which is defined as the ratio of cash held at the lender and cash equivalents plus net accounts receivables to current liabilities (including all debt outstanding under the revolving line of credit) minus the current portion of deferred revenue. This covenant is to be tested on a monthly basis.
There were no modifications to any other significant terms with this amendment.
As of March 31, 2016, we were in compliance with the covenants contained in the amended loan and security agreement.
The following table summarizes the outstanding short-term balance related to the loan and security agreement, as of March 31 (in thousands):

2016
Second Amended New Revolving Line of Credit	$25,325
Total	$25,325

Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and cash flows as of and for the periods ended (in thousands):

	As of and for the Three Months Ended March 31,
	2015	2016
Cash and cash equivalents	$65,333	$33,429
Accounts receivable, net	$31,634	$32,021
Working capital	$72,474	$22,936
Cash (used in) provided by:
Operating activities	$1,756	$(899)
Investing activities	$(2,822)	$(904)
Financing activities	$53,452	$(5,902)

Our cash and cash equivalents at March 31, 2016 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts that are currently providing a minimal return. We maintain minimal cash and cash equivalents outside of the United States. As of March 31, 2016, we had no undistributed earnings of our foreign subsidiary and intend to permanently reinvest any future foreign earnings.
Cash Flows
Operating Activities
Cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and corporate infrastructure to support our business. Cash used in operating activities has typically resulted from net losses and further increased by changes in our working capital, particularly in the areas of accounts receivable, accounts payable and accrued liabilities, adjusted for non-cash items such as depreciation and amortization expense and stock-based compensation expense.
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
For the three months ended March 31, 2015, our net cash provided by operating activities of $1.8 million consisted primarily of a net loss of $8.1 million, offset by $7.3 million of cash provided by changes in working capital and $2.2 million in positive adjustments for non-cash items. Adjustments for non-cash items consisted of depreciation and amortization expense of $1.2 million, stock-based compensation expense of approximately $0.6 million, the favorable change in fair value of common stock warrants of $0.5 million and debt related amortization of $0.9 million. For the three months ended March 31, 2015, changes in working capital consisted primarily of a $9.7 million decrease in accounts receivable as a result of improved collections subsequent to increased advertising activity during the holiday season and an increase and accrued expenses and other current liabilities of $2.9 million primarily driven by additional operating costs, legal, audit, consulting and other costs. These increases in operating cash flow were partially offset by a decrease in accounts payable of $5.0 million primarily driven by payments of operating, legal, audit, consulting and other operating costs during the period to support our growth and an increase in prepaid expenses and other current assets of $0.3 million.

For the three months ended March 31, 2016, our net cash used to fund operating activities of $0.9 million consisted primarily of a net loss of $10.7 million, offset by $6.0 million of cash provided by changes in working capital and $3.5 million in positive adjustments for non-cash items. Adjustments for non-cash items consisted primarily of depreciation and amortization expense of $2.2 million, stock-based compensation expense of approximately $0.9 million and bad debt expense of $0.3 million. For the three months ended March 31, 2016, changes in working capital consisted primarily of a $11.0 million decrease in accounts receivable as a result of a reduction in quarterly revenue in the first quarter of 2016 as compared to the fourth quarter of 2015 combined with collections subsequent to increased advertising activity during the holiday season and a $1.1 million increase in accrued expenses and other current liabilities primarily driven by additional operating, sales, marketing and development costs. These increases in operating cash flow were partially offset by a decrease in accounts payable of $4.9 million primarily driven by payments related to cost of media related to the lower quarterly revenue in the first quarter of 2016 compared to the fourth quarter of 2015 and an increase in prepaid expenses and other current assets of $1.1 million due to the timing of payments related to our operating activities.
Investing Activities
During the three months ended March 31, 2015 and 2016, investing activities consisted primarily of purchases of property and equipment to support our growth as well as capitalized internal-use software development costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our internal-use software platform. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future. During the three months ended March 31, 2016, the $2.8 million of capital expenditures were partially offset by $1.9 million of changes in restricted cash related to the removal of the $5.0 million minimum cash and availability requirement for our revolving line of credit, as mentioned above.
Financing Activities
Prior to our initial public offering, financing activities consisted primarily of net proceeds from the issuance of convertible preferred stock, net borrowings under our credit facilities and proceeds from the exercise of stock options and convertible preferred stock warrants.
For the three months ended March 31, 2015, net cash provided by financing activities was $53.5 million, related primarily to our public offering. The price of the shares sold in the public offering was $46.00 per share with a total of 1,625,000 shares, as adjusted for the April 25, 2016 1-for-4 reverse stock split of its outstanding shares of capital stock. Net proceeds to us were $69.5 million, after deducting underwriting discounts and commissions, and before deducting offering expenses of $3.8 million. This increase in cash provided from financing activities was offset by net repayments of our debt balances of $16.3 million. For the three months ended March 31, 2016, net cash provided by financing activities consisted primarily of $5.9 million of repayments of our debt balances.
Operating and Capital Expenditure Requirements
We believe that our existing cash balances, together with our revolving line of credit, will be sufficient to meet our anticipated cash requirements through at least the next 12 months.

Contractual Obligations
Our principal commitments consist of obligations under our outstanding debt facilities, non-cancelable leases for our office space and computer equipment and purchase commitments for our co-location and other support services.
The following table summarizes these contractual obligations at March 31, 2016. Future events could cause actual payments to differ from these estimates.

	Payment Due by Period
		Less than 1 Year			More than 5 Years
Contractual Obligations(1)	Total		1 - 3 Years	3 - 5 Years
	(in thousands)
Debt:
Second Amended New Revolving Line of Credit	$25,325	$—	$25,325	$—	$—
Interest payments	1,213	1,013	200	—	—
Operating lease obligations	14,520	3,026	5,486	3,292	2,716
Purchase commitments	5,433	4,464	969	—	—
Total contractual obligations	$46,491	$8,503	$31,980	$3,292	$2,716

(1)
This principal payment projection assumes no changes in the borrowing base calculation and that principal will be due at maturity. Interest payment projections on our loan and security agreement assume that we will not incur a material change in our outstanding borrowings, in the current interest rate, or in the maturity date of June 11, 2017.

Stock Repurchase Program
In March 2016, our board of directors authorized the repurchase of up to $4.0 million of our outstanding shares of common stock. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. For the three months ended March 31, 2016, no shares were repurchased under this program.
Off‑Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recently Issued and Adopted Accounting Pronouncements
Recent accounting pronouncements are detailed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Interest Rate Sensitivity
We are subject to interest rate risk in connection with our $25.3 million outstanding under the amended loan and security agreement as of March 31, 2016. Borrowings under this agreement are subject to interest, charged at the prime referenced rate plus a potential applicable margin ranging from 0.00% to 1.50%. Assuming our outstanding debt remains consistent with the outstanding balance reported as of March 31, 2016, a 100-basis point change to the interest rate would result in an approximate $0.3 million change in our annual interest expense on our outstanding borrowings.
Concentration Risk
Our cash and cash equivalents as of March 31, 2016 are held at financial institutions that management believes to be of high credit quality. While we maintain our balances in several FDIC insured operating accounts, our cash accounts exceed federally insured limits. Our concentration of our operating capital could harm our business, financial condition and results of operations.
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

Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
The Court appointed a Lead Plaintiff on November 18, 2015, and on January 19, 2016 the Lead Plaintiff filed a First Amended Complaint that repeats the same substantive allegations included in the initial complaint and continues to seek unspecified damages. We filed a motion to dismiss the First Amended Complaint on March 24, 2016. The Lead Plaintiff is due to file an opposition to that motion in mid-May, and we anticipate that the motion will be fully briefed by mid-June.
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
We commenced operations in 2006 and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we have experienced revenue growth in recent years, we may not be able to sustain this rate of growth or even maintain our current revenue levels. Our rate of intra-quarter revenue growth declined in the first quarter of 2016 compared to our rate of intra-quarter revenue growth in the first quarter of 2015. We may not be able to slow or reverse this trend, and we may not be able to maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries. Our business prospects will depend in large part on our ability to:

•	build a reputation for a superior solution and create trust and long-term relationships with customers and advertising agencies;

•	distinguish ourselves from competitors in our industry;

•	offer a competitive technology platform;

•	develop additional product and service offerings that meet our customers’ evolving needs;

•	maintain and expand our relationships with the real-time bidding, or RTB, exchanges and other programmatic or direct media sources through which we execute our customers’ digital marketing campaigns;

•	respond to evolving industry standards and government regulations that impact our business, particularly in the areas of data collection and consumer privacy;

•	prevent or otherwise mitigate failures or breaches of security or privacy;

•	expand our business internationally; and

•	attract, hire, integrate and retain qualified and motivated employees.
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
The future growth rate of our revenues may decline.
In our fiscal years ended December 31, 2013, 2014 and 2015, our total revenues grew by 88%, 61% and 32%, respectively, as compared to total revenues from the prior fiscal years. In our fiscal quarter ended March 31, 2016, our total revenues grew by 3% as compared to the same quarterly period from our prior fiscal year. The growth rate of our revenues may decline in future periods which may adversely impact the value of our common stock.
We have a history of losses, we expect our operating expenses to continue to increase substantially and we may not achieve or sustain profitability in the future.
We incurred net losses of $0.2 million, $13.0 million and $22.5 million in 2013, 2014 and 2015, respectively, and a net loss of $10.7 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $62.0 million. Although our revenue has increased in recent years, we may not be able to achieve or sustain profitability or this revenue growth rate. In addition, our operating expenses have increased and we expect our traffic acquisition costs and operating expenses to continue to increase as we expand our business. If we do not achieve and sustain profitability, our revenue growth rate declines or our expenses exceed expectations, our financial performance will be adversely affected.
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
These restrictions are subject to certain exceptions. In addition, our loan and security agreement requires us to maintain and comply with certain financial covenants, including: (i) maintaining specified quarterly Adjusted EBITDA, which is defined for this purpose, with respect to any trailing twelve-month period, as an amount equal to the sum of net income, plus (a) interest expense, plus (b) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (c) income tax expense, plus or minus (d) change in deferred revenue, less, (e) capitalized software development expenses, plus (f) any non-cash items such as stock-compensation expense (and other mutually agreed upon non-cash items), plus one-time non-recurring charges subject to the lenders approval. This covenant is to be tested on a quarterly basis beginning June 30, 2016; and (ii) maintaining at all times a 1.10 monthly minimum Adjusted Quick Ratio, which is defined as the ratio of cash held at the lender and cash equivalents plus net accounts receivables to current liabilities (including all debt outstanding under the revolving line of credit) minus the current portion of deferred revenue. This covenant is to be tested on a monthly basis.
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
We have been named as a party in a lawsuit described under “Legal Proceedings” and we may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows, and the trading price for our securities. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers, and on behalf of our current or former underwriters, in connection with the litigation described in “Legal Proceedings” and in connection with any future lawsuits. The ultimate outcome of the litigation described in “Legal Proceedings,” and any future litigation, may have a material adverse effect on our business and the trading price for our securities. Litigation may be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of the litigation described in “Legal Proceedings,” and any future lawsuits, may result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. In the event we were to receive an unfavorable outcome in any lawsuit, our business, financial condition, results of operations, cash flows and the trading price of our securities may be materially and adversely affected.
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
As of March 31, 2016, we had 399 employees in the United States and eleven employees in the United Kingdom, compared with 351 employees in the United States and seven employees in the United Kingdom as of March 31, 2015. We intend to further expand our overall headcount and operations both domestically and internationally, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, passion for customers and focus on execution, while facilitating knowledge sharing across our organization. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
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
The trading price of our common stock has been and may be volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2015, the price of our common stock on the New York Stock Exchange, as adjusted for a 1-for-4 reverse stock split of our outstanding capital stock on April 25, 2016, has ranged from a low of $4.64 to a high of $44.96 through May 10, 2016. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations. Factors that could cause fluctuations in the trading price of our common stock, in addition to those in this “Risk Factors” section, include the following:

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
In addition, if the market for technology stocks or the stock market, in general, experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation, and we are presently the target of the securities litigation described under "Legal Proceedings." Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.
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
Our directors and executive officers and their affiliates, in the aggregate, beneficially own approximately 57% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2016. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations involves legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Stock Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In this fiscal year, we are performing system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for this fiscal year, as required by Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our initial public offering, we were never required to test our internal controls within a specified period, and, as a result, we may experience difficulty in producing accurate financial statements.
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
For so long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be until December 31, 2020. Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds
On March 11, 2015, we closed our initial public offering of 1,625,000 shares of our common stock at a public offering price of $46.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-201833), which was declared effective by the SEC on March 5, 2015. There have been no material changes in our use of the proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.
(c) Recent Repurchases of Securities
In March 2016, our board of directors authorized the repurchase of up to $4.0 million of our outstanding shares of common stock. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. For the three months ended March 31, 2016, no shares were repurchased under this program.
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

MAXPOINT INTERACTIVE, INC.

Date: May 16, 2016	By:	/ s / Joseph Epperson
	Name:	Joseph Epperson
	Title:	President, Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/ s / Brad Schomber
	Name:	Brad Schomber
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of MaxPoint Interactive, Inc.	8-K	001-36864	3.1	3/12/2015
3.2	Amended and Restated Bylaws of MaxPoint Interactive, Inc.	8-K	001-36864	3.2	3/12/2015
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MaxPoint Interactive, Inc.	8-K	001-36864	3.1	4/25/2016
10.1	Second Amendment to Loan and Security Agreement, dated March 8, 2016, between the Registrant and Silicon Valley Bank.	10-K	001-36864	10.17	3/10/2016
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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