Form 10-Q
period 2016-06-30
MaxPoint Interactive, Inc.
filed 2016-08-10
CIK 1611231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No    ☒
There were 6,593,637 shares of the registrant’s common stock outstanding as of August 5, 2016.

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
Some of the key factors that could cause actual results to differ from our expectations include:

•	our limited operating history, particularly as a newly public company, which makes it difficult to evaluate our current business and future prospects;

•	our ability to achieve or sustain profitability;

•	the effects of increased competition in our market and our ability to compete effectively;

•	our ability to attract new customers or increase the allocation of our existing customers' marketing spend to us;

•	our ability to develop new products and services, enhance our existing products and services or make necessary changes to our technology platform or business model;

•	our ability to expand our business internationally;

•	our ability to comply with, and the effect on our business of, evolving legal standards and regulations, particularly concerning privacy and data protection;

•	the seasonality of our business;

•	changes in our customers' advertising budget allocations, agency affiliations or marketing strategies;

•	our dependence on the continued growth of the digital advertising market;

•	our ability to maintain a supply of media inventory or impressions;

•	our ability to retain key employees and attract additional key employees;

•	our ability to maintain effective internal controls;

•	our recognition of revenue from customer subscriptions over the term of the customer agreements; and

•	general market, political, economic and business conditions.

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

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of December 31,	As of June 30,
	2015	2016
Assets
Current assets:
Cash and cash equivalents	$41,143	$27,053
Accounts receivable, net	43,336	36,780
Prepaid expenses and other current assets	1,246	2,575
Restricted cash, short-term	1,861	—
Total current assets	87,586	66,408
Property, equipment and software, net	19,385	20,288
Other long-term assets	315	109
Total assets	$107,286	$86,805
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$14,987	$11,508
Accrued expenses and other current liabilities	8,386	9,950
Short-term debt	31,225	27,625
Total current liabilities	54,598	49,083
Other long-term liabilities	955	1,337
Total liabilities	55,553	50,420
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Common stock, $0.00005 par value; 500,000,000 shares authorized, 6,560,987 and 6,592,387 shares issued and outstanding as of December 31, 2015 and June 30, 2016, respectively	1	1
Additional paid-in capital	103,114	105,258
Accumulated other comprehensive loss	(82)	(157)
Accumulated deficit	(51,300)	(68,717)
Total stockholders’ equity	51,733	36,385
Total liabilities and stockholders’ equity	$107,286	$86,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenue	$34,450	$35,939	$63,166	$65,389
Traffic acquisition costs	13,189	12,775	25,118	22,863
Other cost of revenue	3,632	4,932	6,583	9,575
Gross profit	17,629	18,232	31,465	32,951
Operating expenses:
Sales and marketing	12,835	13,205	25,638	26,554
Research and development	5,437	7,081	10,079	13,588
General and administrative	3,716	4,383	7,095	9,701
Total operating expenses	21,988	24,669	42,812	49,843
Loss from operations	(4,359)	(6,437)	(11,347)	(16,892)
Other expense (income):
Interest expense	176	236	870	500
Interest income	—	—	—	(3)
Amortization and write-off of debt discount	316	—	1,108	—
Amortization and write-off of deferred financing costs	52	10	181	28
Derivative fair value adjustment related to common stock warrants	—	—	(482)	—
Total other expense	544	246	1,677	525
Loss before income taxes	(4,903)	(6,683)	(13,024)	(17,417)
Provision for income taxes	—	—	—	—
Net loss	$(4,903)	$(6,683)	$(13,024)	$(17,417)

Net loss per basic and diluted share of common stock	$(0.76)	$(1.02)	$(2.97)	$(2.65)

Weighted-average shares used to compute net loss per basic and diluted share of common stock	6,474,296	6,581,722	4,379,212	6,573,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net loss	$(4,903)	$(6,683)	$(13,024)	$(17,417)
Other comprehensive gain (loss):
Foreign currency translation adjustments	27	(53)	8	(75)
Comprehensive loss	$(4,876)	$(6,736)	$(13,016)	$(17,492)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance—January 1, 2016	6,560,987	$1	$103,114	$(82)	$(51,300)	$51,733
Exercise of stock options	17,125	—	73	—	—	73
Issuance of common stock under employee stock purchase plan	29,493	—	202	—	—	202
Repurchases of common stock	(15,197)	—	(125)	—	—	(125)
Extinguishment of fractional shares resulting from reverse stock split	(21)	—	—	—	—	—
Stock-based compensation	—	—	1,994	—	—	1,994
Foreign currency translation adjustments	—	—	—	(75)	—	(75)
Net loss	—	—	—	—	(17,417)	(17,417)
Balance—June 30, 2016	6,592,387	$1	$105,258	$(157)	$(68,717)	$36,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2016
Cash flows from operating activities:
Net loss	$(13,024)	$(17,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,642	4,612
Stock-based compensation expense	1,706	1,778
Change in fair value of warrants	(482)	—
Bad debt expense	—	328
Loss on disposal of asset	—	4
Amortization and write-off of debt discount	1,108	—
Amortization and write-off of deferred financing costs	181	28
Changes in operating assets and liabilities:
Accounts receivable	6,194	6,175
Prepaid expenses and other current assets	(892)	(1,312)
Security deposits	(13)	(20)
Accounts payable	(3,591)	(3,704)
Accrued expenses and other current liabilities	2,562	1,559
Other long-term liabilities	497	382
Net cash used in operating activities	(3,112)	(7,587)
Cash flows from investing activities:
Purchases of property, equipment and software	(3,593)	(1,251)
Capitalized internal-use software costs	(3,064)	(3,581)
Changes to restricted cash	1,602	1,861
Net cash used in investing activities	(5,055)	(2,971)
Cash flows from financing activities:
Proceeds from the issuance of common stock in initial public offering, net of underwriting discounts and commissions	69,518	—
Payments of costs related to initial public offering	(1,953)	—
Proceeds from debt	9,150	3,400
Repayment of debt	(27,500)	(7,000)
Proceeds from stock option exercises	645	73
Proceeds from issuance of common stock under employee stock purchase plan	—	202
Payments for repurchases of common stock	—	(125)
Payments of issuance costs related to debt	(57)	(54)
Net cash provided by (used in) financing activities	49,803	(3,504)
Effect of exchange rate changes on cash and cash equivalents	6	(28)
Net increase (decrease) in cash and cash equivalents	41,642	(14,090)
Cash and cash equivalents at beginning of period	12,949	41,143
Cash and cash equivalents at end of period	$54,591	$27,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2016
Supplemental disclosures of other cash flow information:
Cash paid for interest	$1,024	$529
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable and accruals	$2,125	$336
Additions to property, equipment and software from other long-term assets	$—	$213
Stock-based compensation capitalized in internal-use software costs	$—	$216
Vesting of restricted stock subject to repurchase	$57	$—
Issuance of lender warrants allocated to debt discount	$335	$—
Conversion of convertible preferred stock to common stock	$25,476	$—
Warrant derivative liability reclassified to additional paid-in capital	$1,132	$—
Liability-based option awards reclassified to additional paid-in capital	$288	$—
Deferred offering costs included in accounts payable and accruals	$351	$—
Deferred offering costs reclassified to additional paid-in capital	$3,782	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
Organization
MaxPoint Interactive, Inc. (the "Company") was incorporated in September 2006 under the state laws of Delaware. The Company is a provider of a business intelligence and marketing automation solution. The Company’s customers are located in the United States and Europe and consist primarily of enterprises with national brands in the consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment industries. The Company’s MaxPoint Intelligence Platform predicts the most likely local buyers of a specific product at a particular retail location and then executes cross-channel digital marketing campaigns to reach these buyers on behalf of the Company’s customers. The Company is headquartered in Morrisville, North Carolina and has offices across the United States and one in the United Kingdom.
Reverse Stock Split
On April 25, 2016, the Company amended its amended and restated certificate of incorporation effecting a 1-for-4 reverse stock split of its outstanding shares of capital stock. The reverse stock split did not change the number of authorized shares of capital stock of the Company or cause an adjustment to the par value of the Company's capital stock. As a result of the reverse stock split, the Company was required to adjust the share amounts under its equity incentive plans and common stock warrant agreements with third parties. No fractional shares were issued in connection with the reverse stock split. Stockholders who would have otherwise held a fractional share of capital stock received a cash payment for any fractional share resulting from the split in an amount equal to such fraction multiplied by the closing sales price of the common stock as reported on the New York Stock Exchange on April 25, 2016, the last trading day immediately prior to the split.

All disclosures of shares and per share data in the condensed consolidated financial statements and related notes have been adjusted to reflect the reverse stock split for all periods presented.
Stock Exchange Listing Transfer
On May 2, 2016, the Company provided written notice to the New York Stock Exchange of its intention to voluntarily delist its common stock on the New York Stock Exchange and to list its common stock on the Nasdaq Global Market ("Nasdaq"). The common stock was approved for listing on Nasdaq, with its continued trading under the symbol "MXPT." Trading of the Company’s common stock commenced on Nasdaq on May 13, 2016.
Stock Repurchase Program
On March 4, 2016, the Company's board of directors authorized the repurchase of up to $4.0 million of the Company's outstanding shares of common stock. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The stock repurchase program requires that the Company retire repurchased shares in accordance with Delaware corporate law and that such repurchased shares resume the status of authorized but unissued shares of common stock.
The Company accounts for stock repurchases using the constructive retirement method wherein the aggregate par value of the stock is recorded to common stock and the excess of cost over par value is recorded to additional paid-in capital, subject to its pro rata portion.
For each of the three and six months ended June 30, 2016, the Company repurchased 15,197 shares under this program at a weighted-average price per share of $8.19. As of June 30, 2016 the Company had the ability to repurchase up to approximately $3.9 million of common stock under the program.

2. Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company believes that its existing cash balances, together with its current revolving line of credit, which the Company plans to amend or to find suitable alternatives based on its maturity date in June 2017, will be sufficient to meet its anticipated cash requirements through at least the next 12 months.
The Company has historically incurred losses and negative cash flows from operations, its line of credit is due within 12 months from the balance sheet date, and such line of credit requires the Company to comply with certain covenants as described in Note 4. The Company’s liquidity needs will largely be determined by the success of its products already being marketed and innovations that it is currently working on, including: increasing the share of spending from its existing customers, acquiring new customers, and further penetrating new industries. If these efforts are not successful and the Company does not meet its current operating plan for the next 12 months or continue its compliance with its debt covenants, it will likely be necessary to do one or more of the following in the next 12 months: (a) raise additional capital through equity or debt financings; (b) raise additional capital from other sources; or (c) reduce operating expenditures.
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
Unaudited Interim Condensed Consolidated Financial Information
The condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and applicable rules and regulations of the Securities and Exchange Commission’s ("SEC") Rule 10-01 of Regulation S-X for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the full year or the results for any future periods.
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

On March 8, 2016, the Company amended its Amended New Loan and Security Agreement, as described in Note 4. The second amendment to the Amended New Loan and Security Agreement (the "Second Amended New Loan and Security Agreement") changed certain terms and conditions to the Amended New Loan and Security Agreement and Amended New Revolving Line of Credit (the "Second Amended New Revolving Line of Credit"). This amendment, among other things, removed the $5.0 million minimum cash and availability requirement (defined as cash held at the lender plus the unused credit line availability amount). As such, no amounts were reflected as restricted cash within the condensed consolidated balance sheets as of June 30, 2016. Prior to this amendment, the Company was required to maintain, at all times, at least $5.0 million, consisting of the sum of: (i) cash held at the lender (determined in accordance with the Amended New Loan and Security Agreement); plus (ii) the unused availability amount on its revolving line of credit; plus (iii) the undrawn portion of an advance related to a term loan and security agreement (the "Amended Mezzanine Loan and Security Agreement"). The Company had recorded $1.9 million of restricted cash as of December 31, 2015 based on its availability under the Amended New Loan and Security Agreement of $3.1 million as of that date.
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
As of December 31, 2015, the Company did not have any customers or advertising agencies that individually comprised a significant concentration of its accounts receivable. As of June 30, 2016, the Company did not have any customers that individually comprised a significant concentration of its accounts receivable and had one advertising agency that comprised approximately 11% of its accounts receivable.
For the three and six months ended June 30, 2015 and 2016, the Company did not have any customers that individually comprised a significant concentration of its revenue.
Allowance for Doubtful Accounts
The Company extends credit to its customers without requiring collateral. Accounts receivable are stated at net realizable value. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due. The Company’s estimate is based on historical collection experience and the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. At December 31, 2015 and June 30, 2016, the Company had reserved for $0.1 million and $0.3 million of its accounts receivable balance, respectively.
The following table presents the changes in the allowance for doubtful accounts for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Allowance for doubtful accounts:
Balance, beginning of period	$173	$330	$179	$102
Add: adjustment for bad debts	—	(4)	—	328
Less: write-offs, net of recoveries	(14)	(11)	(20)	(115)
Balance, end of period	$159	$315	$159	$315

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
Internal-use software development costs of $1.6 million and $1.9 million were capitalized during the three months ended June 30, 2015 and 2016, respectively. Internal-use software development costs of $3.1 million and $3.8 million were capitalized during the six months ended June 30, 2015 and 2016, respectively. Capitalized internal-use software development costs are included in property, equipment and software, net in the condensed consolidated balance sheets.
Amortization expense related to the capitalized internal-use software was $0.6 million and $1.2 million for the three months ended June 30, 2015 and 2016, respectively, and $1.2 million and $2.2 million for the six months ended June 30, 2015 and 2016, respectively, and is primarily included in other cost of revenue and research and development expense in the condensed consolidated statements of operations. The net book value of capitalized internal-use software was $9.8 million and $11.3 million at December 31, 2015 and June 30, 2016, respectively.
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

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. This guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which rescinds SEC paragraphs pursuant to SEC staff announcements. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. ASU 2014-09, as amended by ASU 2015-14, is effective for interim or annual periods beginning after December 15, 2017. Early adoption of the standard is permitted, but not before the original effective date. Companies can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company plans to adopt ASU 2014-09 as of January 1, 2018. The Company is currently in the process of evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated results of operations, financial position and cash flows, and selecting the method of transition to the new standard.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations, financial position and cash flows.
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
3. Fair Value Measurements
The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities, approximate their respective fair values due to their short term nature. The Company's debt contains a variable rate of interest as of June 30, 2016 and therefore the carrying value of debt approximates its fair value. The fair value of debt falls within Level 3 of the fair value hierarchy as it is significantly driven by the creditworthiness of the Company, which is an unobservable input.
The fair value of the money market fund measured using level 1 inputs in the fair value hierarchy reflected in cash and cash equivalents in the condensed consolidated balance sheets was $18.6 million as of December 31, 2015. As of June 30, 2016, the Company did not have a balance in this money market fund as all cash balances were maintained in demand deposit accounts.
4. Debt
On March 8, 2016, the Company entered into a second amendment to its Amended New Loan and Security Agreement. The Second Amended New Loan and Security Agreement changed the following terms and conditions to the Amended New Loan and Security Agreement and Amended New Revolving Line of Credit (the Second Amended New Revolving Line of Credit) by: (1) extending the maturity date to June 11, 2017; (2) removing the $5.0 million minimum cash and availability requirement (defined as cash held at the lender plus the unused credit line availability amount); (3) changing the applicable interest rate on outstanding amounts under the Second Amended New Revolving Line of Credit to a floating rate per annum equal to the prime referenced rate plus a potential applicable margin ranging from 0.00% to 1.50%; and (4) adding additional financial covenants, described below.
The Second Amended New Revolving Line of Credit allows for potential maximum aggregate advances of $35.0 million. The amount available is: (a) the lesser of (i) the Second Amended New Revolving Line of Credit or (ii) the amount available under the borrowing base (defined as 85% of eligible accounts receivable); minus (b) the outstanding principal balance of any advances. As of June 30, 2016, the Company had approximately $1.7 million of availability under the line of credit. The effective interest rate for the Second Amended New Revolving Line of Credit was 4.00% as of June 30, 2016. The loan is secured by substantially all of the Company's assets.
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
Adjusted EBITDA. The Company is required to maintain specified quarterly Adjusted EBITDA, which is defined for this purpose, with respect to any trailing twelve-month period, as an amount equal to the sum of net income, plus (a) interest expense, plus (b) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (c) income tax expense, plus or minus (d) change in deferred revenue, less, (e) capitalized software development expenses, plus (f) any non-cash items such as stock-compensation expense (and other mutually agreed upon non-cash items), plus one-time non-recurring charges subject to the lenders approval. This covenant is tested on a quarterly basis beginning June 30, 2016.

Adjusted Quick Ratio. The Company is required to maintain at all times a 1.10 monthly minimum Adjusted Quick Ratio, which is defined as the ratio of cash held at the lender and cash equivalents plus net accounts receivables to current liabilities (including all debt outstanding under the Second Amended New Revolving Line of Credit) minus the current portion of deferred revenue. This covenant is tested on a monthly basis. In addition, the lender has the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility, if the Company's Adjusted Quick Ratio falls below 1.25.
There were no modifications to any other significant terms with the Second Amended New Loan and Security Agreement. As of June 30, 2016, the Company was in compliance with all financial and nonfinancial covenants.
5. Common Stock Reserved for Issuance
The Company’s shares of common stock reserved for issuance as of December 31, 2015 and June 30, 2016 were as follows:

	2015	2016
Lender warrants to purchase common stock	50,000	50,000
Stock options outstanding	1,074,473	1,095,428
Possible future issuance under equity incentive plan	380,460	670,429
Possible future issuance under employee stock purchase plan	60,318	93,325
Total shares reserved	1,565,251	1,909,182
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
Equity Incentive Plans
Prior to the closing of the Company's initial public offering on March 11, 2015 ("IPO"), the Company had a stock-based compensation plan, the 2010 Equity Incentive Plan (the "2010 Plan") under which the Company granted options to purchase shares of common stock to employees, directors and consultants.
In January 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the "2015 Plan"), which was subsequently ratified by its stockholders in February 2015. The 2015 Plan is the successor to and continuation of the 2010 Plan. No additional awards are to be granted under the 2010 Plan, but all stock awards granted under the 2010 Plan remain subject to their existing terms. As of June 30, 2016, 670,429 shares are available for future grants to employees, non-employee directors, consultants and advisors under the 2015 Plan.
The terms of the stock options, including the exercise price per share and vesting provisions, are determined by the board of directors. Historically, stock options were granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant based upon numerous objective and subjective factors including: third-party valuations, preferred stock transactions with third-parties, current operating and financial performance, management estimates and future expectations. Subsequent to the completion of the IPO, the fair value of the Company's common stock on the grant date has been equal to the most recent closing price of the Company's stock on the New York Stock Exchange, or beginning May 13, 2016, on the Nasdaq. Stock option grants typically vest upon the expiration of an initial one year cliff and vest monthly thereafter over the remaining thirty-six months assuming continuing service, and expire ten years from the grant date.

Stock-based compensation expense related to stock options is included in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015 (1)	2016
Other cost of revenue	$19	$20	$32	$38
Sales and marketing	192	173	342	367
Research and development	287	337	462	672
General and administrative	436	375	670	769
	$934	$905	$1,506	$1,846

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
The following table summarizes the assumptions used for estimating the fair value of stock options granted to employees for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Risk-free interest rate	1.69% - 1.87%	1.16% - 1.53%	1.67% - 1.87%	1.16% - 1.53%
Expected term (years)	6.08	6.08	6.03 - 6.08	6.08
Expected volatility	55% - 58%	47%	53% - 58%	46% - 47%
Dividend yield	—%	—%	—%	—%
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding balance at January 1, 2016	1,074,473	$30.69	8.39	$500
Granted	103,930	8.56
Exercised	(17,125)	4.25
Cancelled	(65,850)	30.83
Outstanding balance at June 30, 2016	1,095,428	$28.99	8.07	$1,303
Exercisable at June 30, 2016	467,283	$30.57	6.95	$993
Vested and expected to vest at June 30, 2016	1,031,837	$29.42	8.00	$1,251

The weighted-average grant date fair value for the Company’s stock options granted was $17.48 and $4.57 per share during the three months ended June 30, 2015 and 2016, respectively. The weighted-average grant date fair value for the Company’s stock options granted was $22.32 and $3.94 per share during the six months ended June 30, 2015 and 2016, respectively. The total compensation cost related to unvested stock options not yet recognized as of June 30, 2016 was $7.9 million and will be recognized over a weighted-average period of approximately 1.23 years. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2015 was $1.1 million and $3.5 million, respectively. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2016 was $0.08 million and $0.09 million, respectively. There was no associated income tax benefit recognized for the three and six months ended June 30, 2015 and 2016 based on the Company’s valuation allowance that is recorded against its net deferred tax assets.
Employee Stock Purchase Plan
In January 2015, the Company’s board of directors adopted the 2015 Employee Stock Purchase Plan (the "2015 ESPP"), which was subsequently ratified by its stockholders in February 2015.
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
The Company has accumulated employee withholdings of $0.2 million as of June 30, 2016 associated with the next purchase date. Stock-based compensation expense related to the 2015 ESPP is included in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Other cost of revenue	$6	$1	$6	$4
Sales and marketing	79	13	79	41
Research and development	85	32	85	86
General and administrative	30	4	30	17
	$200	$50	$200	$148
The fair value of the "look back" option for 2015 ESPP shares issued during the offering period is estimated using: (1) a 15% discount on the purchase of the stock; (2) 85% of the fair value of the call option; and (3) 15% of the fair value of the put option. The following table summarizes the assumptions used in the Black-Scholes option pricing model for estimating the fair value of employee stock purchase rights under the 2015 ESPP for the three and six months ended June 30, 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Risk-free interest rate	0.10%	0.27% - 0.41%	0.10%	0.27% - 0.41%
Expected term (years)	0.59	0.50	0.59	0.50
Expected volatility	61%	43% - 55%	61%	43% - 55%
Dividend yield	—%	—%	—%	—%
As of June 30, 2016, the total unrecognized stock-based compensation cost related to the 2015 ESPP was $0.05 million and will be recognized over a period of approximately 0.3 years.

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
The Court appointed a Lead Plaintiff on November 18, 2015, and on January 19, 2016 the Lead Plaintiff filed a First Amended Complaint that repeats the same substantive allegations included in the initial complaint and continues to seek unspecified damages. On March 24, 2016, the Company filed a motion to dismiss the First Amended Complaint. The Lead Plaintiff filed an opposition to that motion on May 9, 2016, and the Company filed a reply brief on June 8, 2016. A hearing date for the Company’s motion to dismiss has not yet been set, however, the Court may rule on the motion without hearing oral arguments.
The Company disputes these claims and is defending this matter vigorously, and is unable to estimate the amount of a potential loss or range of potential loss, if any. Legal fees are expensed in the period in which they are incurred.
Purchase Commitments
The Company has $5.1 million of non-cancelable contractual commitments as of June 30, 2016, primarily related to purchases of data, third-party data centers and other support services. Of these commitments, $4.4 million and $0.7 million are due within the next year and within the next two years, respectively.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. Under certain circumstances, the Company’s indemnification obligations may include the cost of advancing legal expenses and indemnifying its officers, directors and underwriters for costs arising out of the litigation described above under "Commitments and Contingencies—Litigation," to the extent such costs are not covered by the Company’s directors’ and officers’ liability insurance. There are no claims that the Company is aware of that could have a material effect on the Company’s financial position, results of operations or cash flows.
8. Earnings Per Share
The Company calculates net loss per basic share by dividing net loss by the weighted-average number of shares outstanding during the reporting period. The Company calculates net loss per diluted share by dividing net loss by the weighted-average number of shares outstanding during the reporting period plus the effects of any dilutive common stock-based instruments. Due to the net losses for the three and six months ended June 30, 2015 and 2016, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Lender warrants to purchase common stock	50,000	50,000	50,000	50,000
2015 ESPP	35,451	34,221	35,451	34,221
Stock options	846,135	1,095,428	846,135	1,095,428

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

We operate in one segment and generate revenue by delivering local, targeted digital marketing campaigns for customers through various channels, including display, mobile and video. We define "local," with respect to both retail locations and buyers or consumers, as the close proximity of a targeted consumer to a targeted retail location, typically within a specific Digital Zip. Historically, our revenue has predominantly come from display advertising because it was the first to be made available for programmatic purchasing through real-time bidding, or RTB, exchanges. The digital advertising industry is rapidly adopting programmatic purchasing for display, mobile and video advertising and accelerating the amount and variety of digital media inventory available through RTB exchanges. As we continue to expand in the mobile, social and video channels, we must continue to utilize our platform to effectively provide targeted campaigns in an efficient manner through a combination of pricing with our customers and by managing the costs associated with RTB exchanges. Any significant shift in the mix of channels used to provide our marketing automation software solution to our customers could have a favorable or unfavorable impact on our operating results and financial condition.
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
Our diverse customer base consists primarily of enterprises with national brands in the consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment industries. We sell our solution either directly to our customers or through advertising agencies that act on behalf of our customers. We have worked with 19 of the top 20 leading national advertisers and each of the top 10 advertising agencies in the United States as ranked in 2015 by Advertising Age. As of June 30, 2016, we had 764 enterprise customers as described in "Non-GAAP Financial Measures and Operating Performance Metrics." Our customer agreements typically have terms of less than three months and are cancelable at any time, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria.

Since our inception in 2006, we have focused on developing our solutions to address the challenges that national brands experience with local marketing. During our early years, we focused largely on product development, which resulted in the introduction of our MaxPoint Intelligence Platform in 2011 as a service primarily run by us on behalf of our customers. Since 2013, our customers have also had the ability to directly interface with the MaxPoint Intelligence Platform software service. We have grown our revenue from $34.5 million for the three months ended June 30, 2015 to $35.9 million for the three months ended June 30, 2016. Our revenue increased from $63.2 million for the six months ended June 30, 2015 to $65.4 million for the six months ended June 30, 2016. To date, substantially all of our revenue has come from sales in the United States.
Our goal is to be the leading strategic partner assisting national brands in driving local, in-store sales and to deliver better informed marketing for our customers by combining our proprietary technology and data with each customer's enterprise data. The core elements of our growth strategy include increasing our share of existing customer spend, acquiring new customers, further penetrating new industries, continuing to innovate and invest in our technology and expanding internationally. To accomplish our goal, we plan to invest for long-term growth. While these investments will likely reduce our profitability in the near term, we believe they will contribute to our long-term growth. Depending upon the success and timing of our growth strategy, we may need to raise additional capital through equity or debt financings, raise additional capital from other sources, or reduce operating expenditures.
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
Acquiring New Customers
Our growth in our customer base is also an important element of our growth strategy. Our goal is to attract new customers by growing market awareness of our solution. We believe that we are well positioned for future growth and that we have an opportunity to continue expanding our customer base in the coming years, and we plan to invest in our sales organization in order to reach these potential customers.
Further Penetrating New Industries
Historically, we have focused primarily on serving national brands in three industries: consumer products, retail and automotive. We have also expanded into four other industries: financial services, healthcare, telecommunications and entertainment. Our plan is to continue to penetrate these industries and pursue opportunities in additional industries.

Continuing to Innovate and Invest in our Technology
Our technology is a key factor affecting our performance. We plan to continue to make investments in our technology and research and development to enhance the effectiveness of our solution in an effort to deliver increasing value to our customers. In addition to improving our data processing, business intelligence and marketing execution technologies, we intend to enhance ways that our customers can access and utilize our solution and extract greater intelligence from the data we aggregate and generate. One such innovation has been our ability to purchase non-display advertisements through our platform on behalf of our customers, which was introduced in the fourth quarter of 2012. Revenue from non-display advertisements has grown rapidly from approximately 29% of revenue, or $10.0 million, in the second quarter of 2015, to approximately 49% of revenue, or $17.7 million in the second quarter of 2016. Revenue from mobile advertising on phones and tablets has grown rapidly from approximately 23% of revenue, or $8.0 million, in the second quarter of 2015, to approximately 45% of revenue, or $16.0 million in the second quarter of 2016.
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
Expanding Internationally
Historically, we have focused our efforts on developing our solution for the U.S. market. We believe that our technology and solution can be adapted to other countries where national brands face similar challenges with local marketing. We have established a presence in Europe and will continue to explore additional international expansion opportunities.
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
Other Cost of Revenue
Other cost of revenue primarily consists of third-party data centers and advertisement-serving costs, depreciation of data center equipment, amortization of capitalized internal-use software cost for revenue-producing technologies, purchases of third-party data for specific marketing campaigns and salaries and personnel-related costs of our employees dedicated to executing our marketing campaigns. The number of employees dedicated to executing our marketing campaigns increased from 18 at June 30, 2015 to 20 at June 30, 2016. We expect other cost of revenue to increase in the near term as we continue the delivery of a greater number of impressions, including additional costs associated with third-party data purchases; however we expect to leverage these costs over time as we gain scale.
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. The number of employees related to these expense categories increased from 360 at June 30, 2015 to 383 at June 30, 2016.
Sales and marketing expense.  Sales and marketing expense consists primarily of salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses, stock-based compensation expense and commissions. We record expense for commissions over the term of the associated marketing campaign. Additional expenses include marketing, advertising and promotional event programs, corporate communications, travel and allocated overhead costs. Overhead costs include general corporate expenses such as depreciation, rent, utilities, supplies and services that are ratably allocated to sales and marketing expense based on headcount for the periods presented. Fluctuations in allocated overhead costs are attributable to changes in general corporate expenses subject to allocation. The number of employees in our sales and marketing functions increased from 183 at June 30, 2015 to 190 at June 30, 2016. We expect to further leverage sales and marketing expense as we decrease the pace of net hiring as compared to recent years.
Research and development expense.  Research and development expense consists primarily of salaries and personnel-related costs for our engineering and research and development employees, including benefits, bonuses and stock-based compensation expense. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology, third-party data costs purchased for the development and enhancement of our technology platform, consulting and allocated overhead costs. Overhead costs include general corporate expenses such as depreciation, rent, utilities, supplies and services that are ratably allocated to research and development expense based on headcount for the periods presented. Fluctuations in allocated overhead costs are attributable to changes in general corporate expenses subject to allocation. The number of employees in research and development functions increased from 133 at June 30, 2015 to 145 at June 30, 2016. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position, however, we expect our pace of hiring to be much more moderate than in recent years.
General and administrative expense.  General and administrative expense consists primarily of salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation expense. Additional expenses include consulting and professional fees, insurance, legal, other corporate expenses and travel. These expenses also include costs associated with the compliance with regulations governing public companies, directors’ and officers’ liability insurance, increased professional services and an enhanced investor relations function. The number of employees in general and administrative functions increased from 44 at June 30, 2015 to 48 at June 30, 2016, and we believe we have the personnel in place to support our operations. We do expect our general and administrative expenses to increase as a result of operating as a public company, but, do not expect to increase headcount meaningfully.

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
Provision for Income Taxes
Provision for income taxes consists of U.S. federal, state and foreign income taxes. We incurred no income tax expense for the three and six months ended June 30, 2015 and 2016.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(in thousands)
Revenue	$34,450	$35,939	$63,166	$65,389
Traffic acquisition costs	13,189	12,775	25,118	22,863
Other cost of revenue	3,632	4,932	6,583	9,575
Gross profit	17,629	18,232	31,465	32,951
Operating expenses:
Sales and marketing	12,835	13,205	25,638	26,554
Research and development	5,437	7,081	10,079	13,588
General and administrative	3,716	4,383	7,095	9,701
Total operating expenses	21,988	24,669	42,812	49,843
Loss from operations	(4,359)	(6,437)	(11,347)	(16,892)
Other expense (income):
Interest expense	176	236	870	500
Interest income	—	—	—	(3)
Amortization and write-off of debt discount	316	—	1,108	—
Amortization and write-off of deferred financing costs	52	10	181	28
Derivative fair value adjustment related to common stock warrants	—	—	(482)	—
Total other expense	544	246	1,677	525
Loss before income taxes	(4,903)	(6,683)	(13,024)	(17,417)
Provision for income taxes	—	—	—	—
Net loss	$(4,903)	$(6,683)	$(13,024)	$(17,417)

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Traffic acquisition costs	38.3%	35.5%	39.8%	35.0%
Other cost of revenue	10.5%	13.7%	10.4%	14.6%
Gross profit	51.2%	50.7%	49.8%	50.4%
Operating expenses:
Sales and marketing	37.3%	36.7%	40.6%	40.6%
Research and development	15.8%	19.7%	16.0%	20.8%
General and administrative	10.8%	12.2%	11.2%	14.8%
Total operating expenses	63.8%	68.6%	67.8%	76.2%
Loss from operations	(12.7)%	(17.9)%	(18.0)%	(25.8)%
Other expense (income):
Interest expense	0.5%	0.7%	1.4%	0.8%
Interest income	—%	—%	—%	—%
Amortization and write-off of debt discount	0.9%	—%	1.8%	—%
Amortization and write-off of deferred financing costs	0.2%	—%	0.3%	—%
Derivative fair value adjustment related to common stock warrants	—%	—%	(0.8)%	—%
Total other expense	1.6%	0.7%	2.7%	0.8%
Loss before income taxes	(14.2)%	(18.6)%	(20.6)%	(26.6)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(14.2)%	(18.6)%	(20.6)%	(26.6)%

Comparison of Three Months Ended June 30, 2015 and 2016

	Three Months Ended June 30,
	2015		2016
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands, except percentages)
Revenue	$34,450	100.0%	$35,939	100.0%	$1,489	4.3%
Traffic acquisition costs	13,189	38.3%	12,775	35.5%	(414)	(3.1)%
Other cost of revenue	3,632	10.5%	4,932	13.7%	1,300	35.8%
Gross profit	17,629	51.2%	18,232	50.7%	603	3.4%
Operating expenses:
Sales and marketing	12,835	37.3%	13,205	36.7%	370	2.9%
Research and development	5,437	15.8%	7,081	19.7%	1,644	30.2%
General and administrative	3,716	10.8%	4,383	12.2%	667	17.9%
Total operating expenses	21,988	63.8%	24,669	68.6%	2,681	12.2%
Loss from operations	(4,359)	(12.7)%	(6,437)	(17.9)%	(2,078)	47.7%
Other expense (income):
Interest expense	176	0.5%	236	0.7%	60	34.1%
Amortization and write-off of debt discount	316	0.9%	—	—%	(316)	(100.0)%
Amortization and write-off of deferred financing costs	52	0.2%	10	—%	(42)	(80.8)%
Total other expense	544	1.6%	246	0.7%	(298)	(54.8)%
Loss before income taxes	(4,903)	(14.2)%	(6,683)	(18.6)%	(1,780)	36.3%
Provision for income taxes	—	—%	—	—%	—	—%
Net loss	$(4,903)	(14.2)%	$(6,683)	(18.6)%	$(1,780)	36.3%

Revenue.  Revenue increased by $1.5 million, or 4.3%, from $34.5 million for the three months ended June 30, 2015 to $35.9 million for the three months ended June 30, 2016. This growth was primarily attributable to an increase in the number of enterprise customers during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The number of enterprise customers increased 27.1% from 601 as of June 30, 2015 to 764 as of June 30, 2016. This increase was partially offset by a decrease in our revenue per enterprise customer of 16.5% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due to a combination of both reduced average spending by historical enterprise customers and the dilutive effect of new enterprise customers, who typically start with lower levels of initial spend prior to increasing their engagement with us.
Traffic acquisition costs.  Traffic acquisition costs decreased by $0.4 million, or 3.1%, from $13.2 million for the three months ended June 30, 2015 to $12.8 million for the three months ended June 30, 2016. As a percentage of revenue, traffic acquisition costs decreased from 38.3% for the three months ended June 30, 2015 to 35.5% for the three months ended June 30, 2016. This decrease in traffic acquisition costs was primarily attributable to improvements to our proprietary bidding technologies.
Other cost of revenue.  Other cost of revenue increased by $1.3 million, or 35.8%, from $3.6 million for the three months ended June 30, 2015 to $4.9 million for the three months ended June 30, 2016. The increase in other cost of revenue was primarily attributable to a $0.7 million increase in expenses related to amortization of internal-use software and depreciation. In addition, there was a $0.4 million increase in purchases of third-party data related to an increase in the volume of impressions delivered. We also experienced a $0.2 million increase in salaries and personnel-related costs. The number of full-time employees dedicated to executing our marketing campaigns increased from 18 at June 30, 2015 to 20 at June 30, 2016. As a percentage of revenue, other cost of revenue increased from 10.5% for the three months ended June 30, 2015 to 13.7% for the three months ended June 30, 2016.

Sales and marketing.  Sales and marketing expense increased by $0.4 million, or 2.9%, from $12.8 million, or 37.3% of revenue, for the three months ended June 30, 2015, to $13.2 million, or 36.7% of revenue, for the three months ended June 30, 2016. The increase in sales and marketing expense was primarily attributable to a $1.1 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel to continue driving revenue growth. The number of full-time sales and marketing employees increased from 183 at June 30, 2015 to 190 at June 30, 2016. In addition, we experienced a $0.2 million increase in allocated overhead costs. These increases were partially offset by a decrease in marketing, advertising and promotional events of $0.6 million and a decrease in travel costs of $0.3 million.
Research and development.  Research and development expense increased by $1.6 million, or 30.2%, from $5.4 million, or 15.8% of revenue, for the three months ended June 30, 2015, to $7.1 million, or 19.7% of revenue, for the three months ended June 30, 2016. The increase in research and development expense was primarily attributable to an increase in purchases of third-party data of $0.8 million and a $0.4 million increase in salaries and personnel-related costs associated with an increase in research and development personnel. The number of full-time research and development employees increased from 133 at June 30, 2015 to 145 at June 30, 2016. In addition, we experienced an increase in allocated overhead of $0.4 million.
General and administrative.  General and administrative expense increased by $0.7 million, or 17.9%, from $3.7 million, or 10.8% of revenue, for the three months ended June 30, 2015, to $4.4 million, or 12.2% of revenue, for the three months ended June 30, 2016. The increase in general and administrative expense was primarily attributable to a $0.2 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our growing business. The number of full-time general and administrative employees increased from 44 at June 30, 2015 to 48 at June 30, 2016. In addition, we experienced a $0.2 million increase in legal fees related primarily to our ongoing stockholder litigation, a $0.2 million increase in other corporate administration costs to support our growth in personnel and a $0.1 million increase in consulting and professional fees related to our transition to a public company.
Interest expense.  Interest expense increased by $0.1 million, or 34.1%, from the three months ended June 30, 2015 compared to the three months ended June 30, 2016. The increase in interest expense was primarily due to the differences in the outstanding principal balance for the periods and the effective interest rate on the line of credit.
Amortization expense.  The $0.4 million of amortization expense for the three months ended June 30, 2015 related primarily to the write-off of the debt discount and deferred financing costs associated with the early repayment of outstanding debt. In April 2015, we repaid the 2015 term loan, which represented the remaining $5.0 million principal balance on the amended mezzanine loan and security agreement. This debt was initially scheduled to mature in June of 2017, however, we elected to use a portion of our initial public offering proceeds to repay these amounts and incurred no early repayment penalty.

Comparison of Six Months Ended June 30, 2015 and 2016

	Six Months Ended June 30,
	2015		2016
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands, except percentages)
Revenue	$63,166	100.0%	$65,389	100.0%	$2,223	3.5%
Traffic acquisition costs	25,118	39.8%	22,863	35.0%	(2,255)	(9.0)%
Other cost of revenue	6,583	10.4%	9,575	14.6%	2,992	45.5%
Gross profit	31,465	49.8%	32,951	50.4%	1,486	4.7%
Operating expenses:
Sales and marketing	25,638	40.6%	26,554	40.6%	916	3.6%
Research and development	10,079	16.0%	13,588	20.8%	3,509	34.8%
General and administrative	7,095	11.2%	9,701	14.8%	2,606	36.7%
Total operating expenses	42,812	67.8%	49,843	76.2%	7,031	16.4%
Loss from operations	(11,347)	(18.0)%	(16,892)	(25.8)%	(5,545)	48.9%
Other expense (income):
Interest expense	870	1.4%	500	0.8%	(370)	(42.5)%
Interest income	—	—%	(3)	—%	(3)	*
Amortization and write-off of debt discount	1,108	1.8%	—	—%	(1,108)	(100.0)%
Amortization and write-off of deferred financing costs	181	0.3%	28	—%	(153)	(84.5)%
Derivative fair value adjustment related to common stock warrants	(482)	(0.8)%	—	—%	482	(100.0)%
Total other expense	1,677	2.7%	525	0.8%	(1,152)	(68.7)%
Loss before income taxes	(13,024)	(20.6)%	(17,417)	(26.6)%	(4,393)	33.7%
Provision for income taxes	—	—%	—	—%	—	—%
Net loss	$(13,024)	(20.6)%	$(17,417)	(26.6)%	$(4,393)	33.7%

*	Not meaningful.
Revenue.  Revenue increased by $2.2 million, or 3.5%, from $63.2 million for the six months ended June 30, 2015 to $65.4 million for the six months ended June 30, 2016. This growth was primarily attributable to an increase in the number of enterprise customers during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The number of enterprise customers increased 27.1% from 601 as of June 30, 2015 to 764 as of June 30, 2016. This increase was offset by a decrease in our revenue per enterprise customer of 18.0% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, due to a combination of both reduced average spending by historical enterprise customers and the dilutive effect of new enterprise customers, who typically start with lower levels of initial spend prior to increasing their engagement with us.
Traffic acquisition costs.  Traffic acquisition costs decreased by $2.3 million, or 9.0%, from $25.1 million for the six months ended June 30, 2015 to $22.9 million for the six months ended June 30, 2016. As a percentage of revenue, traffic acquisition costs decreased from 39.8% for the six months ended June 30, 2015 to 35.0% for the six months ended June 30, 2016. This decrease in traffic acquisition costs was primarily due to improvements to our proprietary bidding technologies.

Other cost of revenue.  Other cost of revenue increased by $3.0 million, or 45.5%, from $6.6 million for the six months ended June 30, 2015 to $9.6 million for the six months ended June 30, 2016. The increase in other cost of revenue was primarily attributable to a $1.5 million increase in expenses related to amortization of internal-use software and depreciation. In addition, there was a $0.7 million increase in purchases of third-party data, a $0.1 million increase in third-party data center costs and a $0.1 million increase in third-party advertisement-serving costs related to an increase in the volume of impressions delivered. We also experienced a $0.6 million increase in salaries and personnel-related costs. The number of full-time employees dedicated to executing our marketing campaigns increased from 18 at June 30, 2015 to 20 at June 30, 2016. As a percentage of revenue, other cost of revenue increased from 10.4% for the six months ended June 30, 2015 to 14.6% for the six months ended June 30, 2016.
Sales and marketing.  Sales and marketing expense increased by $0.9 million, or 3.6%, from $25.6 million, or 40.6% of revenue, for the six months ended June 30, 2015, to $26.6 million, or 40.6% of revenue, for the six months ended June 30, 2016. The increase in sales and marketing expense was primarily attributable to a $1.6 million increase in salaries and personnel-related costs, as we increased the number of sales and marketing and customer support personnel. The number of full-time sales and marketing employees increased from 183 at June 30, 2015 to 190 at June 30, 2016. In addition, we experienced a $0.4 million increase in allocated overhead costs. These increases were partially offset by a decrease in marketing, advertising and promotional events of $0.7 million and a decrease in travel costs of $0.4 million.
Research and development.  Research and development expense increased by $3.5 million, or 34.8%, from $10.1 million, or 16.0% of revenue, for the six months ended June 30, 2015, to $13.6 million, or 20.8% of revenue, for the six months ended June 30, 2016. The increase in research and development expense was primarily attributable to a $1.4 million increase in purchases of third-party data and a $1.3 million increase in salaries and personnel-related costs associated with an increase in research and development personnel. The number of full-time research and development employees increased from 133 at June 30, 2015 to 145 at June 30, 2016. In addition, we experienced an increase in allocated overhead of $0.8 million.
General and administrative.  General and administrative expense increased by $2.6 million, or 36.7%, from $7.1 million, or 11.2% of revenue, for the six months ended June 30, 2015, to $9.7 million, or 14.8% of revenue, for the six months ended June 30, 2016. The increase in general and administrative expense was primarily attributable to a $0.9 million increase in salaries and personnel-related costs associated with an increase in general and administrative personnel to support our business. The number of full-time general and administrative employees increased from 44 at June 30, 2015 to 48 at June 30, 2016. We also experienced a $0.8 million increase in legal fees related primarily to our ongoing stockholder litigation, a $0.6 million increase in other corporate administration costs and insurance and $0.3 million in bad debt expense.
Interest expense.  Interest expense decreased by $0.4 million, or 42.5%, from the six months ended June 30, 2015 compared to the six months ended June 30, 2016. The decrease in interest expense was primarily due to the differences in the outstanding principal balance for the periods.
Amortization expense.  The $1.3 million of amortization expense for the six months ended June 30, 2015 related primarily to the write-off of the debt discount and deferred financing costs associated with the early repayment of outstanding debt. In March 2015, we repaid the first and second tranches of the amended mezzanine loan and security agreement totaling $15.0 million. In April 2015, we repaid the 2015 term loan, which represented the remaining $5.0 million principal balance on the amended mezzanine loan and security agreement. This debt was initially scheduled to mature in June of 2017, however, we elected to use a portion of our initial public offering proceeds to repay these amounts and incurred no early repayment penalty.
Derivative fair value adjustment related to common stock warrants.  The favorable $0.5 million change in fair value of common stock warrants for the six months ended June 30, 2015 related entirely to the favorable fair value adjustment for instruments granted to our lender under our loan agreements entered into in June 2014.

Key Financial and Operating Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our performance and project our future performance. Revenue is discussed under the headings "Results of Operations," "Comparison of Three Months Ended June 30, 2015 and 2016" and "Comparison of Six Months Ended June 30, 2015 and 2016." Revenue ex-TAC, Adjusted EBITDA and number of enterprise customers are discussed under the heading "Non-GAAP Financial Measures and Operating Performance Metrics." The following metrics aid us in developing and refining our growth strategies and making strategic decisions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(in thousands, except number of enterprise customers)
Revenue	$34,450	$35,939	$63,166	$65,389
Revenue ex-TAC	$21,261	$23,164	$38,048	$42,526
Adjusted EBITDA	$(1,789)	$(3,102)	$(6,999)	$(10,286)
Number of enterprise customers	601	764	601	764
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(in thousands)
Revenue	$34,450	$35,939	$63,166	$65,389
Less: traffic acquisition costs	(13,189)	(12,775)	(25,118)	(22,863)
Revenue ex-TAC	$21,261	$23,164	$38,048	$42,526
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
Because of these and other limitations, we consider, and you should consider, Adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(in thousands)
Net loss	$(4,903)	$(6,683)	$(13,024)	$(17,417)
Adjustments:
Interest expense	176	236	870	500
Interest income	—	—	—	(3)
Amortization and write-off of debt discount	316	—	1,108	—
Amortization and write-off of deferred financing costs	52	10	181	28
Provision for income taxes	—	—	—	—
Depreciation and amortization	1,436	2,380	2,642	4,612
Stock-based compensation	1,134	955	1,706	1,994
Change in fair value of warrants	—	—	(482)	—
Adjusted EBITDA	$(1,789)	$(3,102)	$(6,999)	$(10,286)

The following table presents a detail of depreciation and amortization expense included above for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(in thousands)
Other cost of revenue	$998	$1,692	$1,798	$3,319
Sales and marketing	101	120	189	233
Research and development	316	536	618	999
General and administrative	21	32	37	61
Total depreciation and amortization	$1,436	$2,380	$2,642	$4,612

The following table presents a detail of total stock-based compensation included above for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(in thousands)
Other cost of revenue	$25	$21	$38	$42
Sales and marketing	271	186	421	408
Research and development	372	369	547	758
General and administrative	466	379	700	786
Total stock-based compensation	$1,134	$955	$1,706	$1,994
Number of Enterprise Customers
Our number of enterprise customers is a key operating metric. We believe our ability to increase the revenue we generate from existing customers and attract new customers is an important component of our growth strategy. We also believe that those customers from which we have generated more than $10,000 of revenue during any trailing twelve-month period best identifies customers that are actively using our solution and contribute more meaningfully to revenue. We refer to these customers as our enterprise customers. Our ability to generate additional revenue from our enterprise customers is an important indicator of our ability to grow revenue over time. As of June 30, 2015 and 2016, customers from which we have generated less than $10,000 of revenue during the previous trailing twelve-month period have accounted for less than 2% of our revenue.
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
On February 12, 2015, we amended our loan and security agreement. The revolving line of credit was increased by $5.0 million to $35.0 million. There were no modifications to any other significant terms with this amendment. Interest on the revolving line of credit is payable monthly. The loan is secured by substantially all of our assets. Borrowing availability under our revolving line of credit is measured by reference to a formula based on the amount of certain eligible accounts receivable (but not exceeding the aggregate principal amount of commitments under our revolving line of credit) (such calculated amount being referred to as the "Availability Amount"). Under the terms of the agreement governing our revolving credit facility, we were required to satisfy a minimum liquidity condition of $5.0 million, consisting of the sum of: (i) cash held at our lender (determined in accordance with the loan and security agreement); plus (ii) the unused Availability Amount.
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
In addition, with this amendment, we are now required to comply with certain financial covenants, including: (i) maintaining specified quarterly Adjusted EBITDA, which is defined for this purpose, with respect to any trailing twelve-month period, as an amount equal to the sum of net income, plus (a) interest expense, plus (b) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (c) income tax expense, plus or minus (d) change in deferred revenue, less, (e) capitalized software development expenses, plus (f) any non-cash items such as stock-compensation expense (and other mutually agreed upon non-cash items), plus one-time non-recurring charges subject to the lenders approval. This covenant is tested on a quarterly basis beginning June 30, 2016; and (ii) maintaining at all times a 1.10 monthly minimum Adjusted Quick Ratio, which is defined as the ratio of cash held at the lender and cash equivalents plus net accounts receivables to current liabilities (including all debt outstanding under the revolving line of credit) minus the current portion of deferred revenue. This covenant is tested on a monthly basis. In addition, the lender has the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility, if the Company's Adjusted Quick Ratio falls below 1.25.
There were no modifications to any other significant terms with this amendment.
As of June 30, 2016, we were in compliance with the covenants contained in the amended loan and security agreement.
The following table summarizes the outstanding short-term balance related to the loan and security agreement, as of June 30 (in thousands):

2016
Second Amended New Revolving Line of Credit	$27,625
Total	$27,625

Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and cash flows as of and for the periods ended (in thousands):

	As of and for the Six Months Ended June 30,
	2015	2016
Cash and cash equivalents	$54,591	$27,053
Accounts receivable, net	$35,109	$36,780
Working capital	$42,762	$17,325
Cash (used in) provided by:
Operating activities	$(3,112)	$(7,587)
Investing activities	$(5,055)	$(2,971)
Financing activities	$49,803	$(3,504)

Our cash and cash equivalents at June 30, 2016 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts that are currently providing a minimal return. We maintain minimal cash and cash equivalents outside of the United States. As of June 30, 2016, we had no undistributed earnings of our foreign subsidiary and intend to permanently reinvest any future foreign earnings.
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
For the six months ended June 30, 2015, our net cash used to fund operating activities of $3.1 million consisted primarily of a net loss of $13.0 million, offset by $4.3 million of cash provided by changes in working capital and $5.2 million in positive adjustments for non-cash items. Adjustments for non-cash items consisted of depreciation and amortization expense of $2.6 million, stock-based compensation expense of approximately $1.7 million, the favorable change in fair value of common stock warrants of $0.5 million and debt related amortization of $1.3 million. For the six months ended June 30, 2015, changes in working capital consisted primarily of a $6.2 million decrease in accounts receivable as a result of collections subsequent to increased advertising activity during the holiday season and an increase in accrued expenses and other current liabilities of $2.6 million primarily driven by additional operating, sales, marketing and development costs. These increases in operating cash flow were partially offset by a decrease in accounts payable of $3.6 million primarily driven by payments of impression purchases, advertisement-serving and other operating costs and an increase in prepaid expenses and other current assets of $0.9 million due to the timing of payments related to our operating activities.

For the six months ended June 30, 2016, our net cash used to fund operating activities of $7.6 million consisted primarily of a net loss of $17.4 million, offset by $2.7 million of cash provided by changes in working capital and $6.8 million in positive adjustments for non-cash items. Adjustments for non-cash items consisted primarily of depreciation and amortization expense of $4.6 million, stock-based compensation expense of approximately $1.8 million and bad debt expense of $0.3 million. For the six months ended June 30, 2016, changes in working capital consisted primarily of a $6.2 million decrease in accounts receivable as a result of improved collections subsequent to increased advertising activity during the holiday season and a $1.6 million increase in accrued expenses and other current liabilities primarily driven by additional operating, sales, marketing and development costs. These increases in operating cash flow were partially offset by a decrease in accounts payable of $3.7 million primarily driven by payments related to cost of media related to the lower quarterly revenue in the second quarter of 2016 compared to the fourth quarter of 2015 and an increase in prepaid expenses and other current assets of $1.3 million due to the timing of payments related to our operating activities.
Investing Activities
During the six months ended June 30, 2015 and 2016, investing activities consisted primarily of purchases of property and equipment to support our growth as well as capitalized internal-use software development costs and changes to restricted cash. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our internal-use software platform. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future. During the six months ended June 30, 2016, the $4.8 million of capital expenditures were partially offset by $1.9 million of changes in restricted cash related to the removal of the $5.0 million minimum cash and availability requirement for our revolving line of credit, as mentioned above.
Financing Activities
Prior to our initial public offering, financing activities consisted primarily of net proceeds from the issuance of convertible preferred stock, net borrowings under our credit facilities and proceeds from the exercise of stock options and convertible preferred stock warrants.
For the six months ended June 30, 2015, net cash provided by financing activities was $49.8 million, related primarily to our public offering. The price of the shares sold in the public offering was $46.00 per share with a total of 1,625,000 shares, as adjusted for the April 25, 2016 1-for-4 reverse stock split of our outstanding shares of capital stock. Net proceeds to us were $69.5 million, after deducting underwriting discounts and commissions, and before deducting offering expenses of $3.8 million. This increase in cash provided from financing activities was offset by net repayments of our debt balances of $18.4 million. For the six months ended June 30, 2016, net cash used in financing activities consisted primarily of $3.6 million of repayments of our debt balances.
Operating and Capital Expenditure Requirements
We believe that our existing cash balances, together with our current revolving line of credit, which we plan to amend or find suitable alternatives based on its maturity date in June 2017, will be sufficient to meet our anticipated cash requirements through at least the next 12 months.
We have historically incurred losses and negative cash flows from operations, our line of credit is due within 12 months from the balance sheet date, and such line of credit requires us to comply with certain covenants as described in Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Our liquidity needs will largely be determined by the success of our products already being marketed and innovations that we are currently working on, including: increasing the share of spending from our existing customers, acquiring new customers, and further penetrating new industries. If these efforts are not successful and we do not meet our current operating plan for the next 12 months or continue our compliance with our debt covenants, it will likely be necessary to do one or more of the following in the next 12 months: (a) raise additional capital through equity or debt financings; (b) raise additional capital from other sources; or (c) reduce operating expenditures.

Contractual Obligations
Our principal commitments consist of obligations under our outstanding debt facilities, non-cancelable leases for our office space and computer equipment and purchase commitments for our co-location and other support services.
The following table summarizes these contractual obligations at June 30, 2016. Future events could cause actual payments to differ from these estimates.

	Payment Due by Period
		Less than 1 Year			More than 5 Years
Contractual Obligations(1)	Total		1 - 3 Years	3 - 5 Years
	(in thousands)
Debt:
Second Amended New Revolving Line of Credit	$27,625	$27,625	$—	$—	$—
Interest payments	1,047	1,047	—	—	—
Operating lease obligations	13,746	2,948	5,432	2,963	2,403
Purchase commitments	5,064	4,365	699	—	—
Total contractual obligations	$47,482	$35,985	$6,131	$2,963	$2,403

(1)
This principal payment projection assumes no changes in the borrowing base calculation and that principal will be due at maturity. Interest payment projections on our loan and security agreement assume that we will not incur a material change in our outstanding borrowings, in the current interest rate, or in the maturity date of June 11, 2017.

Stock Repurchase Program
On March 4, 2016, our board of directors authorized the repurchase of up to $4.0 million of our outstanding shares of common stock. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. For the three and six months ended June 30, 2016, 15,197 shares were repurchased under this program. As of June 30, 2016 the Company had the ability to repurchase up to $3.9 million of common stock under the program.
Off‑Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Interest Rate Sensitivity
We are subject to interest rate risk in connection with our $27.6 million outstanding under the amended loan and security agreement as of June 30, 2016. Borrowings under this agreement are subject to interest, charged at the prime referenced rate plus a potential applicable margin ranging from 0.00% to 1.50%. Assuming our outstanding debt remains consistent with the outstanding balance reported as of June 30, 2016, a 100-basis point change to the interest rate would result in an approximate $0.3 million change in our annual interest expense on our outstanding borrowings.
Concentration Risk
Our cash and cash equivalents as of June 30, 2016 are held at financial institutions that management believes to be of high credit quality. While we maintain our balances in several FDIC insured operating accounts, our cash accounts exceed federally insured limits. Our concentration of our operating capital could harm our business, financial condition and results of operations.
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

Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The Court appointed a Lead Plaintiff on November 18, 2015, and on January 19, 2016 the Lead Plaintiff filed a First Amended Complaint that repeats the same substantive allegations included in the initial complaint and continues to seek unspecified damages. We filed a motion to dismiss the First Amended Complaint on March 24, 2016. The Lead Plaintiff filed an opposition to that motion on May 9, 2016, and we filed a reply brief on June 8, 2016. A hearing date for our motion to dismiss has not yet been set, however, the Court may rule on the motion without hearing oral arguments.
We dispute the claims alleged in the lawsuit and are defending this matter vigorously.
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
Item 1A.  Risk Factors.
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our condensed consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline and you could lose part or all of your investment.
Risks Related to Our Business and Industry
Our limited operating history makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.
We commenced operations in 2006 and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we have experienced revenue growth in recent years, we may not be able to sustain this rate of growth or even maintain our current revenue levels. Our rate of intra-quarter revenue growth declined in the second quarter of 2016 compared to our rate of intra-quarter revenue growth in the second quarter of 2015. We may not be able to slow or reverse this trend, and we may not be able to maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries. Our business prospects will depend in large part on our ability to:

•	build a reputation for a superior solution and create trust and long-term relationships with customers and advertising agencies;

•	distinguish ourselves from competitors in our industry;

•	offer a competitive technology platform;

•	develop additional product and service offerings that meet our customers’ evolving needs;

•	achieve our operating plans;

•	comply with the covenants within our loan and security agreement;

•	maintain and expand our relationships with the real-time bidding, or RTB, exchanges and other programmatic or direct media sources through which we execute our customers’ digital marketing campaigns;

•	respond to evolving industry standards and government regulations that impact our business, particularly in the areas of data collection and consumer privacy;

•	prevent or otherwise mitigate failures or breaches of security or privacy;

•	expand our business internationally; and

•	attract, hire, integrate and retain qualified and motivated employees.
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
These restrictions are subject to certain exceptions. In addition, our loan and security agreement requires us to maintain and comply with certain financial covenants, including: (i) maintaining specified quarterly Adjusted EBITDA, which is defined for this purpose, with respect to any trailing twelve-month period, as an amount equal to the sum of net income, plus (a) interest expense, plus (b) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (c) income tax expense, plus or minus (d) change in deferred revenue, less, (e) capitalized software development expenses, plus (f) any non-cash items such as stock-compensation expense (and other mutually agreed upon non-cash items), plus one-time non-recurring charges subject to the lenders approval. This covenant is tested on a quarterly basis beginning June 30, 2016; and (ii) maintaining at all times a 1.10 monthly minimum Adjusted Quick Ratio, which is defined as the ratio of cash held at the lender and cash equivalents plus net accounts receivables to current liabilities (including all debt outstanding under the revolving line of credit) minus the current portion of deferred revenue. This covenant is tested on a monthly basis. In addition, the lender has the right to use future cash collections from accounts receivable directly to reduce the outstanding balance of the revolving credit facility, if our Adjusted Quick Ratio falls below 1.25. If this were to occur, our ability to pay the costs of our operations would likely be materially impacted.

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
If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. This could materially and adversely affect our business.
The future growth rate of our revenues may decline.
In our fiscal years ended December 31, 2013, 2014 and 2015, our total revenues grew by 88%, 61% and 32%, respectively, as compared to total revenues from the prior fiscal years. In our fiscal quarter ended June 30, 2016, our total revenues grew by 4% as compared to the same quarterly period from our prior fiscal year. The growth rate of our revenues may decline in future periods which may adversely impact the value of our common stock.
We have a history of losses, we expect our operating expenses to continue to increase substantially and we may not achieve or sustain profitability in the future.
We incurred net losses of $0.2 million, $13.0 million and $22.5 million in 2013, 2014 and 2015, respectively, and a net loss of $17.4 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $68.7 million. Although our revenue has increased in recent years, we may not be able to achieve or sustain profitability or this revenue growth rate. In addition, our operating expenses have increased and we expect our traffic acquisition costs and operating expenses to continue to increase as we expand our business. If we do not achieve and sustain profitability, our revenue growth rate declines or our expenses exceed expectations, our financial performance will be adversely affected.
Any forecasts that we have utilized, provided or may provide in the future may prove to be inaccurate, and even if the markets in which we compete achieve forecasted growth, we cannot assure you our business will grow at similar rates, if at all.
Forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Forecasts relating to the expected growth in advertising and other markets, may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
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
Our quarterly and annual operating results and key metrics have fluctuated in the past, and we expect this to continue for the foreseeable future. These fluctuations could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our common stock. Because our business is evolving rapidly, our historical operating results and key metrics may not be useful in predicting our future operating results. Factors that may increase the volatility of our operating results and key metrics include the factors set forth in this "Risk Factors" section, as well as the following:

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
We may continue to experience growth in our headcount and operations, which will continue to place significant demands on our management, operational and financial infrastructure. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our IT systems, financial and administrative systems and controls. We must also continue to manage our employees, operations, finances, research and development and capital investments efficiently. Our productivity and the quality of our solution may be adversely affected if we do not integrate and train our new employees, particularly our sales and account management personnel, quickly and effectively. If we continue our growth, we may incur significant additional expenses, and our growth may continue to strain our management, resources, infrastructure and ability to maintain the quality of our solution. If the current and future members of our management team do not effectively scale with our growth, the quality of our solution may suffer and our corporate culture may be harmed. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our results of operations and financial condition.
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
We also compete or may compete with online/digital local marketing channels or traditional national channels with localized offerings, including:

•	companies that offer demand-side platforms that allow customers to purchase inventory directly from RTB exchanges or other third parties;

•	advertising networks and advertising agencies, including agency trading desks;

•	digital services offered through large online platforms, such as Yahoo! Inc., Google Inc. and Facebook, Inc.;

•	digital advertising services offered by other companies, including those owned by traditional advertising and direct marketing companies;

•	in-house solutions used by our customers;

•	ERP vendors such as Adobe, Oracle, Salesforce.com and IBM;

•	companies providing online search advertising, for which we do not offer a solution; and

•	technology companies providing online marketing platforms focused on local businesses.
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
We have been named as a party in a lawsuit described under "Legal Proceedings" and we may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows, and the trading price for our securities. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers, and on behalf of our current or former underwriters, in connection with the litigation described in "Legal Proceedings" and in connection with any future lawsuits. The ultimate outcome of the litigation described in "Legal Proceedings," and any future litigation, may have a material adverse effect on our business and the trading price for our securities. Litigation may be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of the litigation described in "Legal Proceedings," and any future lawsuits, may result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. In the event we were to receive an unfavorable outcome in any lawsuit, our business, financial condition, results of operations, cash flows and the trading price of our securities may be materially and adversely affected.
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
We may be exposed to product liability claims for which our insurance may be inadequate.
Our business and potential future service offerings may expose us to potential product liability risks. Although we maintain insurance policies, there can be no assurance, that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost. Further, we cannot provide any assurance that our insurance will provide adequate coverage against potential liabilities if a future product causes harm or fails to perform as promised, adequate product liability insurance will continue to be available in the future or our insurance can be maintained on acceptable terms. The obligation to pay any product liability claim in excess of whatever insurance we are able to obtain would increase our expenses and could harm our business, operating results and financial condition.
Potential "Do Not Track" standards or government regulation could negatively impact our business by limiting our access to the anonymous user data that the MaxPoint Intelligence Platform uses to predict local purchase demand and execute the digital marketing campaigns we run, and as a result may degrade our performance for our customers, which, in turn, may have a material adverse effect on our business.
As the use of cookies has received ongoing media attention over the past several years, some government regulators and privacy advocates have suggested creating a "Do Not Track" standard that would allow Internet users to express a preference, independent of cookie settings in their web browser, not to have their website browsing history recorded. All the major Internet browsers have implemented some version of a "Do Not Track" setting. In the past, Microsoft’s Internet Explorer 10 included a "Do Not Track" setting that was selected "on" by default. However, there is no definition of "tracking," no consensus regarding what message is conveyed by a "Do Not Track" setting and no industry standards regarding how to respond to a "Do Not Track" preference. It is possible that we could face competing policy standards, or standards that put our business model at a competitive disadvantage to other companies that collect data from Internet users and may not be required to adhere to a Do Not Track policy standard, standards that reduce the effectiveness of our solution, or standards that require us to make costly changes to our solution. The Federal Trade Commission has stated that it will pursue a legislative solution if the industry cannot agree upon a standard. The "Do-Not-Track Online Act of 2013" was introduced in the United States Senate in February 2013. If a "Do Not Track" web browser setting is adopted by many Internet users, and the standard either imposed by state or federal legislation, or agreed upon by standard setting groups, requires us to recognize a "Do Not Track" signal and prohibits us from using non-personal data as we currently do, then that could hinder growth of advertising and content production on the web generally, and limit the quality and amount of data we are able to store and use, which would cause us to change our business practices and have a material adverse effect on our business.

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
We also depend on third-party Internet-hosting providers and continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our Internet-hosting or bandwidth providers for any reason or if their services are disrupted, for example due to viruses or "denial-of-service" or other attacks on their systems, or due to human error, intentional bad acts, power loss, hardware failures, telecommunications failures, fires, wars, terrorist attacks, floods, earthquakes, hurricanes, tornadoes or similar events, we could experience disruption in our ability to offer our solution or we could be required to retain the services of replacement providers, which could increase our operating costs and harm our business and reputation.

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
Our international business also subjects us to the impact of global and regional recessions and economic and political instability, including instability surrounding "Brexit," the United Kingdom's decision to exit the European Union, costs and difficulties in managing a distributed workforce, potentially adverse tax consequences in the United States and abroad and restrictions on the repatriation of funds to the United States. Our failure to manage these risks and challenges successfully could materially and adversely affect our business, financial condition and results of operations.

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
We depend upon the sustained and uninterrupted performance of our technology platform to: operate over a thousand digital marketing campaigns at any given time; manage our inventory supply; bid on inventory for each campaign; serve or direct a third party to serve advertising; collect, process and interpret data; optimize campaign performance in real time and provide billing information to our financial systems. If our technology platform cannot scale to meet demand, or if there are errors in our execution of any of these functions on our platform, then our business may be harmed. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made. We do not have the capability to test new releases or updates to our code on a small subset of digital marketing campaigns, which means that bugs or errors in code could impact all campaigns on our platform. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, we have experienced failures in our bidding system to recognize or respond to budget restrictions for digital marketing campaigns, resulting in overspending on media inventory, and we may in the future have failures in our systems that cause us to buy more media than our customers are contractually obligated to pay for, which could be costly and harm our operating results. Errors or failures in our software could also result in negative publicity, damage to our reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required or choose to expend additional resources to help mitigate any problems resulting from errors in our software. We may make errors in the measurement of our digital marketing campaigns causing discrepancies with our customers’ measurements leading to a lack in confidence in our technology platform. If measurement errors or discrepancies relate to marketing campaigns for which we have billed amounts to customers, we may have the need to provide the customer with "make-goods," or standard credits given to advertisers for campaigns that have not been delivered properly. Alleviating problems resulting from errors in our software could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which would adversely impact our financial position, results of operations and growth prospects.
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

We may require additional capital to support our operations, and such capital might not be available on terms acceptable to us, if at all, which may in turn hamper our growth and adversely affect our business.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in additional public or private equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be adversely affected. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Operating and Capital Expenditure Requirements."
Our corporate culture has contributed to our success, and if we cannot maintain it as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.
As of June 30, 2016, we had 391 employees in the United States and twelve employees in the United Kingdom, compared with 371 employees in the United States and seven employees in the United Kingdom as of June 30, 2015. We intend to further expand our overall headcount and operations both domestically and internationally, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, passion for customers and focus on execution, while facilitating knowledge sharing across our organization. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
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
Our platform relies on software licensed to us by third-party authors under "open source" licenses. The use of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar solutions with lower development effort and time and ultimately put us at a competitive disadvantage.
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
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, accrued liabilities and income taxes.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.
We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. At December 31, 2015, we had U.S. federal net operating loss carryforwards, or NOLs, of $47.3 million, state NOLs of $41.5 million and foreign operating loss carry forwards of $4.5 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe that we experienced an ownership change under Section 382 of the Code in prior years that may limit our ability to utilize a portion of the NOLs. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOLs may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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
The trading price of our common stock has been and may be volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2015, the price of our common stock on the New York Stock Exchange, or beginning May 13, 2016 on the Nasdaq, as adjusted for a 1-for-4 reverse stock split of our outstanding capital stock on April 25, 2016, has ranged from a low of $4.64 to a high of $44.96 through August 5, 2016. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations. Factors that could cause fluctuations in the trading price of our common stock, in addition to those in this "Risk Factors" section, include the following:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;

•	competitive factors

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations or key metrics;

•	whether our results of operations or key metrics meet our forecasts or the expectations of securities analysts or investors or those expectations change;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries, or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock;

•	departures of key employees; or

•	an adverse impact on the company from any of the other risks cited in this report.
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
Our directors and executive officers and their affiliates, in the aggregate, beneficially own approximately 57% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2016. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations involves legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In this fiscal year, we are performing system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for this fiscal year, as required by Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our initial public offering, we were never required to test our internal controls within a specified period, and, as a result, we may experience difficulty in producing accurate financial statements.
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
We are an "emerging growth company," and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
For so long as we remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not "emerging growth companies," including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an "emerging growth company," which could be until December 31, 2020. Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.
In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of an extended transition period for complying with new or revised accounting standards. However, we chose to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
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
On March 4, 2016, our board of directors approved a stock repurchase program of up to $4.0 million. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program's effectiveness.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds
On March 11, 2015, we closed our initial public offering of 1,625,000 shares of our common stock at a public offering price of $46.00 per share, as adjusted for the April 25, 2016 1-for-4 reverse stock split of our outstanding shares of capital stock. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-201833), which was declared effective by the SEC on March 5, 2015. There have been no material changes in our use of the proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.
(c) Issuer Purchases of Equity Securities
The table below summarizes information about our purchases, based on trade date, of our common stock pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarterly period ended June 30, 2016.

Period	Total Number of Shares of Common Stock Purchased	Weighted- Average Price Paid per Share of Common Stock (1)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares of Common Stock that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1, 2016 - April 30, 2016	2,691	$8.24	2,691	$3,978
May 1, 2016 - May 31, 2016	12,506	$8.18	12,506	$3,875
June 1, 2016 - June 30, 2016	—	$—	—	$3,875
Total	15,197	$8.19	15,197

(1)	The weighted-average price paid per share of common stock does not include the cost of commissions.

(2)
On March 4, 2016, our board of directors authorized the repurchase of up to $4.0 million of our outstanding shares of common stock. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. The stock repurchase program requires that the Company retire repurchased shares in accordance with Delaware corporate law and that such repurchased shares resume the status of authorized but unissued shares of common stock. Therefore, we account for these stock repurchases using the constructive retirement method.

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

MAXPOINT INTERACTIVE, INC.

Date: August 10, 2016	By:	/ s / Joseph Epperson
	Name:	Joseph Epperson
	Title:	President, Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/ s / Brad Schomber
	Name:	Brad Schomber
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of MaxPoint Interactive, Inc.	8-K	001-36864	3.1	3/12/2015
3.2	Amended and Restated Bylaws of MaxPoint Interactive, Inc.	8-K	001-36864	3.2	3/12/2015
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MaxPoint Interactive, Inc.	8-K	001-36864	3.1	4/25/2016
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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