Form 10-Q
period 2016-09-30
MaxPoint Interactive, Inc.
filed 2016-11-10
CIK 1611231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No    ☒
There were 6,631,639 shares of the registrant’s common stock outstanding as of November 4, 2016.

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
Some of the key factors that could cause actual results to differ from our expectations include:

•	our limited operating history, particularly as a newly public company, which makes it difficult to evaluate our current business and future prospects;

•	our ability to achieve or sustain profitability;

•	the effects of increased competition in our market and our ability to compete effectively;

•	our ability to attract new customers or increase the allocation of our existing customers' marketing spend to us;

•	changes in our customers' advertising budget allocations, agency affiliations or marketing strategies;

•	our ability to develop new products and services, enhance our existing products and services or make necessary changes to our technology platform or business model;

•	our ability to expand our business internationally;

•	our ability to comply with, and the effect on our business of, evolving legal standards and regulations, particularly concerning privacy and data protection;

•	the seasonality of our business;

•	our dependence on the continued growth of the digital advertising market;

•	our ability to maintain a supply of media inventory or impressions;

•	our ability to retain key employees and attract additional key employees;

•	our ability to maintain effective internal controls;

•	our recognition of revenue from customer subscriptions over the term of the customer agreements; and

•	general market, political, economic and business conditions, including internationally.

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

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of December 31,	As of September 30,
	2015	2016
Assets
Current assets:
Cash and cash equivalents	$41,143	$24,122
Accounts receivable, net	43,336	35,147
Prepaid expenses and other current assets	1,246	1,974
Restricted cash, short-term	1,861	—
Total current assets	87,586	61,243
Property, equipment and software, net	19,385	20,058
Other long-term assets	315	57
Total assets	$107,286	$81,358
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$14,987	$10,164
Accrued expenses and other current liabilities	8,386	9,310
Short-term debt	31,225	26,125
Total current liabilities	54,598	45,599
Other long-term liabilities	955	1,280
Total liabilities	55,553	46,879
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Common stock, $0.00005 par value; 500,000,000 shares authorized, 6,560,987 and 6,605,137 shares issued and outstanding as of December 31, 2015 and September 30, 2016, respectively	1	1
Additional paid-in capital	103,114	106,305
Accumulated other comprehensive loss	(82)	(179)
Accumulated deficit	(51,300)	(71,648)
Total stockholders’ equity	51,733	34,479
Total liabilities and stockholders’ equity	$107,286	$81,358
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenue	$35,969	$37,418	$99,135	$102,807
Traffic acquisition costs	12,935	12,489	38,053	35,352
Other cost of revenue	4,280	5,135	10,863	14,710
Gross profit	18,754	19,794	50,219	52,745
Operating expenses:
Sales and marketing	12,883	11,182	38,521	37,736
Research and development	6,127	7,083	16,206	20,671
General and administrative	4,347	4,188	11,442	13,889
Total operating expenses	23,357	22,453	66,169	72,296
Loss from operations	(4,603)	(2,659)	(15,950)	(19,551)
Other expense (income):
Interest expense	190	261	1,060	761
Interest income	—	—	—	(3)
Amortization and write-off of debt discount	—	—	1,108	—
Amortization and write-off of deferred financing costs	8	11	189	39
Derivative fair value adjustment related to common stock warrants	—	—	(482)	—
Total other expense	198	272	1,875	797
Loss before income taxes	(4,801)	(2,931)	(17,825)	(20,348)
Provision for income taxes	—	—	—	—
Net loss	$(4,801)	$(2,931)	$(17,825)	$(20,348)

Net loss per basic and diluted share of common stock	$(0.74)	$(0.44)	$(3.50)	$(3.09)

Weighted-average shares used to compute net loss per basic and diluted share of common stock	6,485,755	6,599,233	5,089,110	6,582,118
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Net loss	$(4,801)	$(2,931)	$(17,825)	$(20,348)
Other comprehensive loss:
Foreign currency translation adjustments	(22)	(22)	(14)	(97)
Comprehensive loss	$(4,823)	$(2,953)	$(17,839)	$(20,445)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance—January 1, 2016	6,560,987	$1	$103,114	$(82)	$(51,300)	$51,733
Exercise of stock options	29,875	—	106	—	—	106
Issuance of common stock under employee stock purchase plan	29,493	—	202	—	—	202
Repurchases of common stock	(15,197)	—	(125)	—	—	(125)
Extinguishment of fractional shares resulting from reverse stock split	(21)	—	—	—	—	—
Stock-based compensation	—	—	3,008	—	—	3,008
Foreign currency translation adjustments	—	—	—	(97)	—	(97)
Net loss	—	—	—	—	(20,348)	(20,348)
Balance—September 30, 2016	6,605,137	$1	$106,305	$(179)	$(71,648)	$34,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2016
Cash flows from operating activities:
Net loss	$(17,825)	$(20,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,270	7,137
Stock-based compensation expense	2,756	2,678
Change in fair value of warrants	(482)	—
Bad debt expense	177	324
Loss on disposal of asset	—	4
Amortization and write-off of debt discount	1,108	—
Amortization and write-off of deferred financing costs	189	39
Changes in operating assets and liabilities:
Accounts receivable	6,855	7,802
Prepaid expenses and other current assets	(1,038)	(608)
Security deposits	(41)	(19)
Accounts payable	(5,611)	(5,150)
Accrued expenses and other current liabilities	4,653	888
Other long-term liabilities	570	325
Net cash used in operating activities	(4,419)	(6,928)
Cash flows from investing activities:
Purchases of property, equipment and software	(6,069)	(1,754)
Capitalized internal-use software costs	(4,721)	(5,181)
Changes to restricted cash	563	1,861
Net cash used in investing activities	(10,227)	(5,074)
Cash flows from financing activities:
Proceeds from the issuance of common stock in initial public offering, net of underwriting discounts and commissions	69,518	—
Payments of costs related to initial public offering	(2,304)	—
Proceeds from debt	10,225	3,400
Repayment of debt	(27,500)	(8,500)
Proceeds from stock option exercises	684	106
Proceeds from issuance of common stock under employee stock purchase plan	—	202
Payments for repurchases of common stock	—	(125)
Payments of issuance costs related to debt	(57)	(54)
Net cash provided by (used in) financing activities	50,566	(4,971)
Effect of exchange rate changes on cash and cash equivalents	(5)	(48)
Net increase (decrease) in cash and cash equivalents	35,915	(17,021)
Cash and cash equivalents at beginning of period	12,949	41,143
Cash and cash equivalents at end of period	$48,864	$24,122
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2016
Supplemental disclosures of other cash flow information:
Cash paid for interest	$1,245	$805
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable and accruals	$2,527	$419
Additions to property, equipment and software from other long-term assets	$—	$213
Stock-based compensation capitalized in internal-use software costs	$—	$330
Issuance costs related to debt included in accounts payable and accruals	$—	$56
Vesting of restricted stock subject to repurchase	$57	$—
Issuance of lender warrants allocated to debt discount	$335	$—
Conversion of convertible preferred stock to common stock	$25,476	$—
Warrant derivative liability reclassified to additional paid-in capital	$1,132	$—
Liability-based option awards reclassified to additional paid-in capital	$288	$—
Deferred offering costs reclassified to additional paid-in capital	$3,782	$—

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
For the nine months ended September 30, 2016, the Company repurchased 15,197 shares under this program at a weighted-average price per share of $8.19. The Company did not repurchase any shares under this program during the three months ended September 30, 2016. As of September 30, 2016 the Company had the ability to repurchase up to approximately $3.9 million of common stock under the program.

2. Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company believes that its existing cash balances, together with its current revolving line of credit, which was recently amended to, among other things, extend the maturity date to December 31, 2017, will be sufficient to meet its anticipated cash requirements through at least the next 12 months.

The Company has historically incurred losses and negative cash flows from operations and its line of credit requires the Company to comply with certain covenants, as described in Note 4. The Company’s liquidity needs will largely be determined by the success of its products already being marketed and innovations that it is currently working on, including: increasing the share of spending from its existing customers, acquiring new customers, and further penetrating new industries. If these efforts are not successful or the Company does not meet its operating plan or continue its compliance with its debt covenants, it will likely be necessary to do one or more of the following: (a) raise additional capital through equity or debt financings; (b) raise additional capital from other sources; or (c) reduce operating expenditures.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. The Company evaluates its estimates, including those related to its allowance for doubtful accounts, revenue recognition, internal-use software, stock-based compensation, income taxes and related valuation allowances and the fair value of common stock warrants. The Company bases its estimates on its historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results could differ from those estimates.
Unaudited Interim Condensed Consolidated Financial Information
The condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and applicable rules and regulations of the Securities and Exchange Commission’s ("SEC") Rule 10-01 of Regulation S-X for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the full year or the results for any future periods.
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
Restricted Cash
Restricted cash represents cash that is subject to contractual withdrawal restrictions and penalties. Restricted cash is classified within the condensed consolidated balance sheets based on the timing of when the restrictions are expected to lapse. The Company presented restricted cash related to its debt agreement in the condensed consolidated balance sheets based on timing of maturity.

On March 8, 2016, the Company amended its Amended New Loan and Security Agreement. The second amendment to the Amended New Loan and Security Agreement changed certain terms and conditions to the Amended New Loan and Security Agreement and Amended New Revolving Line of Credit. This amendment, among other things, removed the $5.0 million minimum cash and availability requirement (defined as cash held at the lender plus the unused credit line availability amount). As such, no amounts were reflected as restricted cash within the condensed consolidated balance sheets as of September 30, 2016. The Company had recorded $1.9 million of restricted cash as of December 31, 2015 based on its availability under the Amended New Loan and Security Agreement of $3.1 million as of that date.
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
As of December 31, 2015 and September 30, 2016, the Company did not have any customers or advertising agencies that individually comprised a significant concentration of its accounts receivable.
For the three and nine months ended September 30, 2015 and 2016, the Company did not have any customers that individually comprised a significant concentration of its revenue.
Allowance for Doubtful Accounts
The Company extends credit to its customers without requiring collateral. Accounts receivable are stated at net realizable value. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due. The Company’s estimate is based on historical collection experience and the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. At December 31, 2015 and September 30, 2016, the Company had reserved for $0.1 million and $0.3 million of its accounts receivable balance, respectively.
The following table presents the changes in the allowance for doubtful accounts for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Allowance for doubtful accounts:
Balance, beginning of period	$159	$315	$179	$102
Add: adjustment for bad debts	177	(4)	177	324
Less: write-offs, net of recoveries	(13)	(1)	(33)	(116)
Balance, end of period	$323	$310	$323	$310
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

Internal-use software development costs of $1.6 million and $1.7 million were capitalized during the three months ended September 30, 2015 and 2016, respectively. Internal-use software development costs of $4.7 million and $5.5 million were capitalized during the nine months ended September 30, 2015 and 2016, respectively. Capitalized internal-use software development costs are included in property, equipment and software, net in the condensed consolidated balance sheets.
Amortization expense related to the capitalized internal-use software was $0.6 million and $1.3 million for the three months ended September 30, 2015 and 2016, respectively, and $1.8 million and $3.5 million for the nine months ended September 30, 2015 and 2016, respectively, and is primarily included in other cost of revenue and research and development expense in the condensed consolidated statements of operations. The net book value of capitalized internal-use software was $9.8 million and $11.7 million at December 31, 2015 and September 30, 2016, respectively.
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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016. Although early adoption was permitted, the Company did not early adopt this standard. The Company is currently evaluating the impact the update will have on its consolidated financial statements and related disclosures.

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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This new standard provides guidance related to eight specific cash flow issues, with the objective of reducing diversity in practice of how certain cash receipts and payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim or annual periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 must be applied retrospectively, unless it is impracticable to do so, in which case the amendments would be applied prospectively as of the earliest date practicable. The Company does not expect to early adopt this guidance and is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations, financial position and cash flows.
3. Fair Value Measurements
The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities, approximate their respective fair values due to their short term nature. The Company's debt contains a variable rate of interest as of September 30, 2016 and therefore the carrying value of debt approximates its fair value. The fair value of debt falls within Level 3 of the fair value hierarchy as it is significantly driven by the creditworthiness of the Company, which is an unobservable input.
The fair value of the money market fund measured using level 1 inputs in the fair value hierarchy reflected in cash and cash equivalents in the condensed consolidated balance sheets was $18.6 million as of December 31, 2015. As of September 30, 2016, the Company did not have a balance in this money market fund as all cash balances were maintained in demand deposit accounts.

4. Debt
On September 30, 2016, the Company entered into a third amendment to its Amended New Loan and Security Agreement (the "Third Amended New Loan and Security Agreement"). The Third Amended New Loan and Security Agreement changed the following terms and conditions to the Amended New Loan and Security Agreement and Amended New Revolving Line of Credit (the "Third Amended New Revolving Line of Credit") by: (1) extending the maturity date to December 31, 2017; (2) including in the revolving line of credit borrowing base calculation certain eligible unbilled accounts receivable; (3) adjusting the borrowing base calculation to be (a) 85% of eligible accounts receivable, plus (b) the lesser of (i) 75% of eligible unbilled accounts or (ii) $12,250,000; (4) modifying the definition of eligible accounts receivable for the revolving line of credit borrowing base by including up to 25% of certain eligible foreign accounts receivable, including those payable from Canada, Australia, France, Germany, Israel, Italy, Japan and the United Kingdom; (5) providing that all future cash collections from accounts receivable directly reduce the outstanding balance of the revolving credit facility; (6) fixing the applicable interest rate on future outstanding amounts under the revolving line of credit to a rate per annum equal to the prime referenced rate plus 0.5%; (7) reducing certain financial covenants regarding the required monthly minimum adjusted quick ratio, as defined and described below, in addition to removing certain previous ratio thresholds which could have resulted in a range of applicable interest rates; and (8) changing the amounts related to the Company's financial covenants regarding specified quarterly adjusted EBITDA requirements, as defined and described below.
The Third Amended New Revolving Line of Credit allows for potential maximum aggregate advances of $35.0 million. The amount available is: (a) the lesser of (i) the Third Amended New Revolving Line of Credit or (ii) the amount available under the borrowing base, as determined by lender; minus (b) the outstanding principal balance of any advances. All cash collections from accounts receivable directly reduce the outstanding balance of the revolving credit facility.
As of September 30, 2016, the Company had approximately $0.9 million of availability under the line of credit. The effective interest rate for the Third Amended New Revolving Line of Credit was 4.00% as of September 30, 2016. The loan is secured by substantially all of the Company's assets.

Under the terms of the Third Amended New Loan and Security Agreement, the Company is required to meet and maintain certain customary financial and nonfinancial covenants, one of which restricts the Company’s ability to pay any dividends or make any distribution or payment to redeem, retire or purchase any capital stock, subject to certain specified exceptions. The Company must also maintain with the lender all of its primary domestic operating and other deposit and investment accounts consisting of at least 95% of the Company’s total cash and cash equivalents. This agreement also includes customary subjective acceleration clauses; in addition, the Company is required to comply with certain financial covenants, including the following:
Adjusted EBITDA. The Company is required to maintain specified quarterly Adjusted EBITDA, which is defined for this purpose, with respect to any trailing twelve-month period, as an amount equal to the sum of net income, plus (a) interest expense, plus (b) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (c) income tax expense, plus or minus (d) change in deferred revenue, less, (e) capitalized software development expenses, plus (f) any non-cash items such as stock-compensation expense (and other mutually agreed upon non-cash items), plus one-time non-recurring charges subject to the lenders approval. This covenant is tested on a quarterly basis.
Adjusted Quick Ratio. The Company is required to maintain at all times a 1.0 monthly minimum Adjusted Quick Ratio, which is defined as the ratio of cash held at the lender and cash equivalents plus net accounts receivables to current liabilities (including all debt outstanding under the Third Amended New Revolving Line of Credit) minus the current portion of deferred revenue. This covenant is tested on a monthly basis.
There were no modifications to any other significant terms with the Third Amended New Loan and Security Agreement. As of September 30, 2016, the Company was in compliance with all financial and nonfinancial covenants.

5. Common Stock Reserved for Issuance
The Company’s shares of common stock reserved for issuance as of December 31, 2015 and September 30, 2016 were as follows:

	2015	2016
Lender warrants to purchase common stock	50,000	50,000
Stock options outstanding	1,074,473	1,047,078
Unvested restricted stock units	—	538,405
Possible future issuance under equity incentive plan	380,460	167,624
Possible future issuance under employee stock purchase plan	60,318	93,325
Total shares reserved	1,565,251	1,896,432
6. Stock-Based Compensation
Equity Incentive Plans
Prior to the closing of the Company's initial public offering on March 11, 2015 ("IPO"), the Company had a stock-based compensation plan, the 2010 Equity Incentive Plan (the "2010 Plan") under which the Company granted options to purchase shares of common stock to employees, directors and consultants.
In January 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the "2015 Plan"), which was subsequently ratified by its stockholders in February 2015. The 2015 Plan is the successor to and continuation of the 2010 Plan. No additional awards are to be granted under the 2010 Plan, but all stock awards granted under the 2010 Plan remain subject to their existing terms. The 2015 Plan provides for the grant of the following awards: (i) incentive and nonstatutory stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) stock units; and (v) performance cash awards. As of September 30, 2016, 167,624 shares are available for future grants to employees, non-employee directors, consultants and advisors under the 2015 Plan.
Stock Options
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
Stock-based compensation expense related to stock options is included in the following line items in the condensed consolidated statements of operations for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015 (1)	2016
Other cost of revenue	$21	$20	$53	$58
Sales and marketing	184	182	526	549
Research and development	303	329	765	1,001
General and administrative	382	389	1,052	1,158
	$890	$920	$2,396	$2,766

(1)
Stock-based compensation expense included a favorable $0.2 million fair value adjustment related to stock option liability awards prior to reclassification to additional paid-in capital during the nine months ended September 30, 2015.

The Company accounts for stock options granted to employees based on their estimated fair values on the date of grant. The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company’s employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. The Company uses the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumes no dividend yield, which is consistent with the Company’s history of not paying dividends. The stock-based compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.
The following table summarizes the assumptions used for estimating the fair value of stock options granted to employees for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Risk-free interest rate	1.57% - 1.76%	1.16% - 1.33%	1.57% - 1.87%	1.16% - 1.53%
Expected term (years)	6.08	6.08	6.03 - 6.08	6.08
Expected volatility	58% - 59%	46%	53% - 59%	46% - 47%
Dividend yield	—%	—%	—%	—%
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding balance at January 1, 2016	1,074,473	$30.69	8.39	$500
Granted	115,360	8.55
Exercised	(29,875)	3.54
Cancelled	(112,880)	31.39
Outstanding balance at September 30, 2016	1,047,078	$28.95	7.86	$739
Exercisable at September 30, 2016	541,156	$30.27	7.07	$597
Vested and expected to vest at September 30, 2016	999,304	$29.36	7.81	$720
The weighted-average grant date fair value for the Company’s stock options granted was $10.80 and $4.25 per share during the three months ended September 30, 2015 and 2016, respectively. The weighted-average grant date fair value for the Company’s stock options granted was $13.32 and $3.92 per share during the nine months ended September 30, 2015 and 2016, respectively. The total compensation cost related to unvested stock options not yet recognized as of September 30, 2016 was $6.6 million and will be recognized over a weighted-average period of approximately 1.13 years. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2015 was $0.1 million and $3.6 million, respectively. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2016 was $0.1 million and $0.2 million, respectively. There was no associated income tax benefit recognized for the three and nine months ended September 30, 2015 and 2016 based on the Company’s valuation allowance that is recorded against its net deferred tax assets.

Restricted Stock Units
The terms of the restricted stock units ("RSUs"), including the vesting provisions, are determined by the board of directors. Each restricted stock unit represents the contingent right to receive one share of common stock of the Company. The RSUs granted typically vest over a two-year term upon the expiration of an initial six months cliff period and vest quarterly thereafter assuming continuing service.
The Company accounts for RSUs granted to employees based on their estimated fair values on the date of grant. The fair value of RSUs is estimated based on the closing price of the underlying common stock on the date of grant. Stock-based compensation expense related to the RSUs is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.
The Company initially granted RSUs during the three and nine months ended September 30, 2016. Stock-based compensation expense related to RSUs is included in the following line items in the condensed consolidated statements of operations for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Other cost of revenue	$3	$3
Sales and marketing	10	10
Research and development	30	30
General and administrative	17	17
	$60	$60
The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2016:

	Number of Awards	Weighted- Average Grant Date Fair Value
Nonvested balance at January 1, 2016	—	$—
Granted	540,420	8.87
Vested	—	—
Forfeited	(2,015)	8.87
Nonvested balance at September 30, 2016	538,405	$8.87
The total compensation cost related to nonvested RSUs not yet recognized as of September 30, 2016 was $4.7 million and will be recognized over a weighted-average period of approximately 1.13 years.
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

The Company has accumulated employee withholdings of $0.4 million as of September 30, 2016 associated with the next purchase date. Stock-based compensation expense related to the 2015 ESPP is included in the following line items in the condensed consolidated statements of operations for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Other cost of revenue	$9	$—	$15	$4
Sales and marketing	51	10	130	51
Research and development	80	19	165	105
General and administrative	20	5	50	22
	$160	$34	$360	$182
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
The following table summarizes the assumptions used in the Black-Scholes option pricing model for estimating the fair value of employee stock purchase rights under the 2015 ESPP for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Risk-free interest rate	0.10%	0.41%	0.10%	0.27% - 0.41%
Expected term (years)	0.59	0.50	0.59	0.50
Expected volatility	61%	43%	61%	43% - 55%
Dividend yield	—%	—%	—%	—%
As of September 30, 2016, the total unrecognized stock-based compensation cost related to the 2015 ESPP was $0.01 million and will be recognized over a period of approximately 0.1 years.
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
Purchase Commitments
The Company has $3.3 million of non-cancelable contractual commitments as of September 30, 2016, primarily related to purchases of data, third-party data centers and other support services. Of these commitments, $3.0 million and $0.3 million are due within the next year and within the next two years, respectively.
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
8. Earnings Per Share
The Company calculates net loss per basic share by dividing net loss by the weighted-average number of shares outstanding during the reporting period. The Company calculates net loss per diluted share by dividing net loss by the weighted-average number of shares outstanding during the reporting period plus the effects of any dilutive common stock-based instruments. Due to the net losses for the three and nine months ended September 30, 2015 and 2016, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Lender warrants to purchase common stock	50,000	50,000	50,000	50,000
2015 ESPP	43,433	32,029	43,433	32,029
Restricted stock units	—	538,405	—	538,405
Stock options	1,052,425	1,047,078	1,052,425	1,047,078

9. Related Party
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

For the three and nine months ended September 30, 2015, the Company incurred $0.02 million of expense related to this agreement that is classified in general and administrative expenses within the condensed consolidated statement of operations. As of December 31, 2015, there were no amounts due to Mr. Dulsky under this agreement.

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
Our diverse customer base consists primarily of enterprises with national brands in the consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment industries. We sell our solution either directly to our customers or through advertising agencies that act on behalf of our customers. We have worked with each of the top 20 leading national advertisers and each of the top 10 advertising agencies in the United States as ranked in 2016 by Advertising Age. As of September 30, 2016, we had 766 enterprise customers as described in "Non-GAAP Financial Measures and Operating Performance Metrics." Our customer agreements typically have terms of less than three months and are cancelable at any time, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria.

Since our inception in 2006, we have focused on developing our solutions to address the challenges that national brands experience with local marketing. During our early years, we focused largely on product development, which resulted in the introduction of our MaxPoint Intelligence Platform in 2011 as a service primarily run by us on behalf of our customers. Since 2013, our customers have also had the ability to directly interface with the MaxPoint Intelligence Platform software service. We have grown our revenue from $36.0 million for the three months ended September 30, 2015 to $37.4 million for the three months ended September 30, 2016. Our revenue increased from $99.1 million for the nine months ended September 30, 2015 to $102.8 million for the nine months ended September 30, 2016. To date, substantially all of our revenue has come from sales in the United States.
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

Continuing to Innovate and Invest in our Technology
Our technology is a key factor affecting our performance. We plan to continue to make investments in our technology and research and development to enhance the effectiveness of our solution in an effort to deliver increasing value to our customers. In addition to improving our data processing, business intelligence and marketing execution technologies, we intend to enhance ways that our customers can access and utilize our solution and extract greater intelligence from the data we aggregate and generate. One such innovation has been our ability to purchase non-display advertisements through our platform on behalf of our customers, which was introduced in the fourth quarter of 2012. Revenue from non-display advertisements has grown rapidly from approximately 34% of revenue, or $12.3 million, in the third quarter of 2015, to approximately 51% of revenue, or $19.0 million in the third quarter of 2016. Revenue from mobile advertising on phones and tablets has grown rapidly from approximately 28% of revenue, or $10.0 million, in the third quarter of 2015, to approximately 47% of revenue, or $17.5 million in the third quarter of 2016.
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

•	Customer Catalyst. Our enhanced service offering linking permission-based customer relationship marketing data to specific household devices.

•	PathPoint. Our wireless activity-sensing device offering which gathers privacy-friendly data on shoppers’ in-store activity.
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
Other Cost of Revenue
Other cost of revenue primarily consists of third-party data centers and advertisement-serving costs, depreciation of data center equipment, amortization of capitalized internal-use software cost for revenue-producing technologies, purchases of third-party data for specific marketing campaigns and salaries and personnel-related costs of our employees dedicated to executing our marketing campaigns. The number of employees dedicated to executing our marketing campaigns decreased from 21 at September 30, 2015 to 18 at September 30, 2016. We expect other cost of revenue to increase in the near term as we continue the delivery of a greater number of impressions, including additional costs associated with third-party data purchases; however we expect to leverage these costs over time as we gain scale.
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. The number of employees related to these expense categories decreased from 389 at September 30, 2015 to 362 at September 30, 2016.
Sales and marketing expense.  Sales and marketing expense consists primarily of salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses, stock-based compensation expense and commissions. We record expense for commissions over the term of the associated marketing campaign. Additional expenses include marketing, advertising and promotional event programs, corporate communications, travel and allocated overhead costs. Overhead costs include general corporate expenses such as depreciation, rent, utilities, supplies and services that are ratably allocated to sales and marketing expense based on headcount for the periods presented. Fluctuations in allocated overhead costs are attributable to changes in general corporate expenses subject to allocation. The number of employees in our sales and marketing functions decreased from 192 at September 30, 2015 to 187 at September 30, 2016. We expect to further leverage sales and marketing expense, although on a more moderate basis in the future, based on prior year investments.

Research and development expense.  Research and development expense consists primarily of salaries and personnel-related costs for our engineering and research and development employees, including benefits, bonuses and stock-based compensation expense. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology, third-party data costs purchased for the development and enhancement of our technology platform, consulting and allocated overhead costs. Overhead costs include general corporate expenses such as depreciation, rent, utilities, supplies and services that are ratably allocated to research and development expense based on headcount for the periods presented. Fluctuations in allocated overhead costs are attributable to changes in general corporate expenses subject to allocation. The number of employees in research and development functions decreased from 152 at September 30, 2015 to 130 at September 30, 2016. We believe we have made the appropriate level of research and development investments to operate our platform and expect to continue to enhance its functionality.
General and administrative expense.  General and administrative expense consists primarily of salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation expense. Additional expenses include consulting and professional fees, insurance, legal, other corporate expenses and travel. These expenses also include costs associated with the compliance with regulations governing public companies, directors’ and officers’ liability insurance, increased professional services and our investor relations function. The number of employees in general and administrative functions remained consistent at 45 at September 30, 2015 and 2016, and we believe we have the personnel in place to support our operations. We expect our general and administrative expenses to fluctuate as a result of operating as a public company.
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
Provision for Income Taxes
Provision for income taxes consists of U.S. federal, state and foreign income taxes. We incurred no income tax expense for the three and nine months ended September 30, 2015 and 2016.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(in thousands)
Revenue	$35,969	$37,418	$99,135	$102,807
Traffic acquisition costs	12,935	12,489	38,053	35,352
Other cost of revenue	4,280	5,135	10,863	14,710
Gross profit	18,754	19,794	50,219	52,745
Operating expenses:
Sales and marketing	12,883	11,182	38,521	37,736
Research and development	6,127	7,083	16,206	20,671
General and administrative	4,347	4,188	11,442	13,889
Total operating expenses	23,357	22,453	66,169	72,296
Loss from operations	(4,603)	(2,659)	(15,950)	(19,551)
Other expense (income):
Interest expense	190	261	1,060	761
Interest income	—	—	—	(3)
Amortization and write-off of debt discount	—	—	1,108	—
Amortization and write-off of deferred financing costs	8	11	189	39
Derivative fair value adjustment related to common stock warrants	—	—	(482)	—
Total other expense	198	272	1,875	797
Loss before income taxes	(4,801)	(2,931)	(17,825)	(20,348)
Provision for income taxes	—	—	—	—
Net loss	$(4,801)	$(2,931)	$(17,825)	$(20,348)

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Traffic acquisition costs	36.0%	33.4%	38.4%	34.4%
Other cost of revenue	11.9%	13.7%	11.0%	14.3%
Gross profit	52.1%	52.9%	50.7%	51.3%
Operating expenses:
Sales and marketing	35.8%	29.9%	38.9%	36.7%
Research and development	17.0%	18.9%	16.3%	20.1%
General and administrative	12.1%	11.2%	11.5%	13.5%
Total operating expenses	64.9%	60.0%	66.7%	70.3%
Loss from operations	(12.8)%	(7.1)%	(16.1)%	(19.0)%
Other expense (income):
Interest expense	0.5%	0.7%	1.1%	0.7%
Interest income	—%	—%	—%	—%
Amortization and write-off of debt discount	—%	—%	1.1%	—%
Amortization and write-off of deferred financing costs	—%	—%	0.2%	—%
Derivative fair value adjustment related to common stock warrants	—%	—%	(0.5)%	—%
Total other expense	0.6%	0.7%	1.9%	0.8%
Loss before income taxes	(13.3)%	(7.8)%	(18.0)%	(19.8)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(13.3)%	(7.8)%	(18.0)%	(19.8)%

Comparison of Three Months Ended September 30, 2015 and 2016

	Three Months Ended September 30,
	2015		2016
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands, except percentages)
Revenue	$35,969	100.0%	$37,418	100.0%	$1,449	4.0%
Traffic acquisition costs	12,935	36.0%	12,489	33.4%	(446)	(3.4)%
Other cost of revenue	4,280	11.9%	5,135	13.7%	855	20.0%
Gross profit	18,754	52.1%	19,794	52.9%	1,040	5.5%
Operating expenses:
Sales and marketing	12,883	35.8%	11,182	29.9%	(1,701)	(13.2)%
Research and development	6,127	17.0%	7,083	18.9%	956	15.6%
General and administrative	4,347	12.1%	4,188	11.2%	(159)	(3.7)%
Total operating expenses	23,357	64.9%	22,453	60.0%	(904)	(3.9)%
Loss from operations	(4,603)	(12.8)%	(2,659)	(7.1)%	1,944	(42.2)%
Other expense (income):
Interest expense	190	0.5%	261	0.7%	71	37.4%
Amortization and write-off of deferred financing costs	8	—%	11	—%	3	37.5%
Total other expense	198	0.6%	272	0.7%	74	37.4%
Loss before income taxes	(4,801)	(13.3)%	(2,931)	(7.8)%	1,870	(39.0)%
Provision for income taxes	—	—%	—	—%	—	—%
Net loss	$(4,801)	(13.3)%	$(2,931)	(7.8)%	$1,870	(39.0)%

Revenue.  Revenue increased by $1.4 million, or 4.0%, from $36.0 million for the three months ended September 30, 2015 to $37.4 million for the three months ended September 30, 2016. This growth was primarily attributable to an increase in the number of enterprise customers during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The number of enterprise customers increased 14.3% from 670 as of September 30, 2015 to 766 as of September 30, 2016. This increase was partially offset by a decrease in our revenue per enterprise customer of 9.8% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, due to a combination of both reduced average spending by historical enterprise customers and the dilutive effect of new enterprise customers, who typically start with lower levels of initial spend prior to increasing their engagement with us.
Traffic acquisition costs.  Traffic acquisition costs decreased by $0.4 million, or 3.4%, from $12.9 million for the three months ended September 30, 2015 to $12.5 million for the three months ended September 30, 2016. As a percentage of revenue, traffic acquisition costs decreased from 36.0% for the three months ended September 30, 2015 to 33.4% for the three months ended September 30, 2016. This decrease in traffic acquisition costs was primarily attributable to improvements to our proprietary bidding technologies.
Other cost of revenue.  Other cost of revenue increased by $0.9 million, or 20.0%, from $4.3 million for the three months ended September 30, 2015 to $5.1 million for the three months ended September 30, 2016. The increase in other cost of revenue was primarily attributable to a $0.7 million increase in expenses related to amortization of internal-use software and depreciation. We also experienced a $0.2 million increase in salaries and personnel-related costs associated with the allocation of employee activities related to the execution of our marketing campaigns, partially offset by a reduction in personnel-related costs based on changes in headcount. The number of full-time employees dedicated to executing our marketing campaigns decreased from 21 at September 30, 2015 to 18 at September 30, 2016. As a percentage of revenue, other cost of revenue increased from 11.9% for the three months ended September 30, 2015 to 13.7% for the three months ended September 30, 2016.

Sales and marketing.  Sales and marketing expense decreased by $1.7 million, or 13.2%, from $12.9 million, or 35.8% of revenue, for the three months ended September 30, 2015, to $11.2 million, or 29.9% of revenue, for the three months ended September 30, 2016. The decrease in sales and marketing expense was primarily attributable to a $1.0 million decrease in salaries and personnel-related costs, primarily related to a $0.6 million decrease in commissions. The number of full-time sales and marketing employees decreased from 192 at September 30, 2015 to 187 at September 30, 2016. In addition, we experienced a decrease in marketing, advertising and promotional events of $0.6 million and a decrease in travel costs of $0.3 million. These decreases were partially offset by a $0.2 million increase in allocated overhead costs.
Research and development.  Research and development expense increased by $1.0 million, or 15.6%, from $6.1 million, or 17.0% of revenue, for the three months ended September 30, 2015, to $7.1 million, or 18.9% of revenue, for the three months ended September 30, 2016. The increase in research and development expense was primarily attributable to an increase in purchases of third-party data of $0.5 million, an increase in allocated overhead of $0.3 million, a $0.2 million increase related to non-capitalizable technology related costs to support our research and development and a $0.1 million increase in consulting. These increases were partially offset by a $0.2 million decrease in salaries and personnel-related costs. The number of full-time research and development employees decreased from 152 at September 30, 2015 to 130 at September 30, 2016.
General and administrative.  General and administrative expense decreased by $0.2 million, or 3.7%, from $4.3 million, or 12.1% of revenue, for the three months ended September 30, 2015, to $4.2 million, or 11.2% of revenue, for the three months ended September 30, 2016. The decrease in general and administrative expense was primarily attributable to a $0.2 million decrease in salaries and personnel-related costs. The number of full-time general and administrative employees remained consistent at 45 at September 30, 2015 and 2016. In addition, we experienced a $0.2 million decrease in bad debt expense. These decreases were partially offset by an approximate $0.2 million increase in other corporate administration costs and an approximate $0.2 million increase in consulting and professional fees related to being a public company.
Interest expense.  Interest expense increased by $0.1 million, or 37.4%, from the three months ended September 30, 2015 compared to the three months ended September 30, 2016. The increase in interest expense was primarily due to the differences in the outstanding principal balance for the periods and the effective interest rate on the line of credit.

Comparison of Nine Months Ended September 30, 2015 and 2016

	Nine Months Ended September 30,
	2015		2016
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands, except percentages)
Revenue	$99,135	100.0%	$102,807	100.0%	$3,672	3.7%
Traffic acquisition costs	38,053	38.4%	35,352	34.4%	(2,701)	(7.1)%
Other cost of revenue	10,863	11.0%	14,710	14.3%	3,847	35.4%
Gross profit	50,219	50.7%	52,745	51.3%	2,526	5.0%
Operating expenses:
Sales and marketing	38,521	38.9%	37,736	36.7%	(785)	(2.0)%
Research and development	16,206	16.3%	20,671	20.1%	4,465	27.6%
General and administrative	11,442	11.5%	13,889	13.5%	2,447	21.4%
Total operating expenses	66,169	66.7%	72,296	70.3%	6,127	9.3%
Loss from operations	(15,950)	(16.1)%	(19,551)	(19.0)%	(3,601)	22.6%
Other expense (income):
Interest expense	1,060	1.1%	761	0.7%	(299)	(28.2)%
Interest income	—	—%	(3)	—%	(3)	*
Amortization and write-off of debt discount	1,108	1.1%	—	—%	(1,108)	(100.0)%
Amortization and write-off of deferred financing costs	189	0.2%	39	—%	(150)	(79.4)%
Derivative fair value adjustment related to common stock warrants	(482)	(0.5)%	—	—%	482	(100.0)%
Total other expense	1,875	1.9%	797	0.8%	(1,078)	(57.5)%
Loss before income taxes	(17,825)	(18.0)%	(20,348)	(19.8)%	(2,523)	14.2%
Provision for income taxes	—	—%	—	—%	—	—%
Net loss	$(17,825)	(18.0)%	$(20,348)	(19.8)%	$(2,523)	14.2%

*	Not meaningful.
Revenue.  Revenue increased by $3.7 million, or 3.7%, from $99.1 million for the nine months ended September 30, 2015 to $102.8 million for the nine months ended September 30, 2016. This growth was primarily attributable to an increase in the number of enterprise customers during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The number of enterprise customers increased 14.3% from 670 as of September 30, 2015 to 766 as of September 30, 2016. This increase was offset by a decrease in our revenue per enterprise customer of 9.3% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, due to a combination of both reduced average spending by historical enterprise customers and the dilutive effect of new enterprise customers, who typically start with lower levels of initial spend prior to increasing their engagement with us.
Traffic acquisition costs.  Traffic acquisition costs decreased by $2.7 million, or 7.1%, from $38.1 million for the nine months ended September 30, 2015 to $35.4 million for the nine months ended September 30, 2016. As a percentage of revenue, traffic acquisition costs decreased from 38.4% for the nine months ended September 30, 2015 to 34.4% for the nine months ended September 30, 2016. This decrease in traffic acquisition costs was primarily due to improvements to our proprietary bidding technologies.

Other cost of revenue.  Other cost of revenue increased by $3.8 million, or 35.4%, from $10.9 million for the nine months ended September 30, 2015 to $14.7 million for the nine months ended September 30, 2016. The increase in other cost of revenue was primarily attributable to a $2.2 million increase in expenses related to amortization of internal-use software and depreciation. We also experienced a $0.8 million increase in salaries and personnel-related costs associated with the allocation of employee activities related to the execution of our marketing campaigns, partially offset by a reduction in personnel-related costs based on changes in headcount. The number of full-time employees dedicated to executing our marketing campaigns decreased from 21 at September 30, 2015 to 18 at September 30, 2016. In addition, there was a $0.6 million increase in purchases of third-party data, a $0.2 million increase in third-party data center costs and a $0.1 million increase in third-party advertisement-serving costs related to an increase in the volume of impressions delivered. As a percentage of revenue, other cost of revenue increased from 11.0% for the nine months ended September 30, 2015 to 14.3% for the nine months ended September 30, 2016.
Sales and marketing.  Sales and marketing expense decreased by $0.8 million, or 2.0%, from $38.5 million, or 38.9% of revenue, for the nine months ended September 30, 2015, to $37.7 million, or 36.7% of revenue, for the nine months ended September 30, 2016. The decrease in sales and marketing expense was primarily attributable to a $1.2 million decrease in marketing, advertising and promotional events and a $0.7 million decrease in travel costs. These decreases were partially offset by a $0.6 million increase in allocated overhead costs and a $0.6 million increase in salaries and personnel-related costs. The number of full-time sales and marketing employees decreased from 192 at September 30, 2015 to 187 at September 30, 2016.
Research and development.  Research and development expense increased by $4.5 million, or 27.6%, from $16.2 million, or 16.3% of revenue, for the nine months ended September 30, 2015, to $20.7 million, or 20.1% of revenue, for the nine months ended September 30, 2016. The increase in research and development expense was primarily attributable to a $1.9 million increase in purchases of third-party data and a $1.1 million increase in salaries and personnel-related costs. In addition, we experienced an increase in allocated overhead of $1.0 million, a $0.4 million increase in non-capitalizable technology related costs to support our research and development and a $0.2 million increase in consulting. The number of full-time research and development employees decreased from 152 at September 30, 2015 to 130 at September 30, 2016.
General and administrative.  General and administrative expense increased by $2.4 million, or 21.4%, from $11.4 million, or 11.5% of revenue, for the nine months ended September 30, 2015, to $13.9 million, or 13.5% of revenue, for the nine months ended September 30, 2016. The increase in general and administrative expense was primarily attributable to a $0.8 million increase in legal fees, related primarily to our ongoing stockholder litigation, a $0.8 million increase in other corporate administration costs to support the company and a $0.6 million increase in salaries and personnel-related costs. The number of full-time general and administrative employees remained consistent at 45 at September 30, 2015 and 2016.We also experienced a $0.1 million increase in consulting and professional fees and a $0.1 million increase in bad debt expense.
Interest expense.  Interest expense decreased by $0.3 million, or 28.2%, from the nine months ended September 30, 2015 compared to the nine months ended September 30, 2016. The decrease in interest expense was primarily due to the differences in the outstanding principal balance for the periods.
Amortization expense.  The $1.3 million of amortization expense for the nine months ended September 30, 2015 related primarily to the write-off of the debt discount and deferred financing costs associated with the early repayment of outstanding debt. In March 2015, we repaid the first and second tranches of the amended mezzanine loan and security agreement totaling $15.0 million. In April 2015, we repaid the 2015 term loan, which represented the remaining $5.0 million principal balance on the amended mezzanine loan and security agreement. This debt was initially scheduled to mature in June of 2017, however, we elected to use a portion of our initial public offering proceeds to repay these amounts and incurred no early repayment penalty.
Derivative fair value adjustment related to common stock warrants.  The favorable $0.5 million change in fair value of common stock warrants for the nine months ended September 30, 2015 related entirely to the favorable fair value adjustment for instruments granted to our lender under our loan agreements entered into in June 2014.

Key Financial and Operating Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our performance and project our future performance. Revenue is discussed under the headings "Results of Operations," "Comparison of Three Months Ended September 30, 2015 and 2016" and "Comparison of Nine Months Ended September 30, 2015 and 2016." Revenue ex-TAC, Adjusted EBITDA and number of enterprise customers are discussed under the heading "Non-GAAP Financial Measures and Operating Performance Metrics." The following metrics aid us in developing and refining our growth strategies and making strategic decisions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(in thousands, except number of enterprise customers)
Revenue	$35,969	$37,418	$99,135	$102,807
Revenue ex-TAC	$23,034	$24,929	$61,082	$67,455
Adjusted EBITDA	$(1,925)	$880	$(8,924)	$(9,406)
Number of enterprise customers	670	766	670	766
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(in thousands)
Revenue	$35,969	$37,418	$99,135	$102,807
Less: traffic acquisition costs	(12,935)	(12,489)	(38,053)	(35,352)
Revenue ex-TAC	$23,034	$24,929	$61,082	$67,455
We have experienced lower revenue ex-TAC growth rates recently, primarily due to changes in our customers' advertising budget allocations, agency affiliations and marketing strategies. As a result, we experienced a decrease in our revenue per enterprise customer of 9.8% and 9.3% for the three months and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. This decrease was due to both reduced average spending by historical enterprise customers and the dilutive effect of new enterprise customers, who typically start with lower levels of initial spend prior to increasing their engagement with us.

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

•
our definition of Adjusted EBITDA for use as an operating result measure, described above, differs from the Adjusted EBITDA definition used by our lender to calculate our amended loan and security agreement quarterly covenant; and

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
Because of these and other limitations, we consider, and you should consider, Adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(in thousands)
Net loss	$(4,801)	$(2,931)	$(17,825)	$(20,348)
Adjustments:
Interest expense	190	261	1,060	761
Interest income	—	—	—	(3)
Amortization and write-off of debt discount	—	—	1,108	—
Amortization and write-off of deferred financing costs	8	11	189	39
Provision for income taxes	—	—	—	—
Depreciation and amortization	1,628	2,525	4,270	7,137
Stock-based compensation	1,050	1,014	2,756	3,008
Change in fair value of warrants	—	—	(482)	—
Adjusted EBITDA	$(1,925)	$880	$(8,924)	$(9,406)

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations– Results of Operations– Comparison of Three Months Ended September 30, 2015 and 2016" for explanations of changes in those financial results that directly impact Adjusted EBITDA.

The following table presents a detail of depreciation and amortization expense included above for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(in thousands)
Other cost of revenue	$1,144	$1,778	$2,942	$5,097
Sales and marketing	111	123	300	356
Research and development	348	592	966	1,591
General and administrative	25	32	62	93
Total depreciation and amortization	$1,628	$2,525	$4,270	$7,137
The following table presents a detail of total stock-based compensation included above for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(in thousands)
Other cost of revenue	$30	$23	$68	$65
Sales and marketing	235	202	656	610
Research and development	383	378	930	1,136
General and administrative	402	411	1,102	1,197
Total stock-based compensation	$1,050	$1,014	$2,756	$3,008
Number of Enterprise Customers
Our number of enterprise customers is a key operating metric. We believe our ability to increase the revenue we generate from existing customers and attract new customers is an important component of our growth strategy. We also believe that those customers from which we have generated more than $10,000 of revenue during any trailing twelve-month period best identifies customers that are actively using our solution and contribute more meaningfully to revenue. We refer to these customers as our enterprise customers. Our ability to generate additional revenue from our enterprise customers is an important indicator of our ability to grow revenue over time. As of September 30, 2015 and 2016, customers from which we have generated less than $10,000 of revenue during the previous trailing twelve-month period have accounted for less than 2% of our revenue.
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
The number of enterprise customers increased 14.3% from 670 as of September 30, 2015 to 766 as of September 30, 2016.

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
On February 12, 2015, we amended our loan and security agreement. The revolving line of credit was increased by $5.0 million to $35.0 million. There were no modifications to any other significant terms with this amendment. Interest on the revolving line of credit is payable monthly. The loan is secured by substantially all of our assets. Borrowing availability under our revolving line of credit is measured by reference to a formula based on the amount of certain eligible accounts receivable (but not exceeding the aggregate principal amount of commitments under our revolving line of credit; such calculated amount being referred to as the "Availability Amount"). Under the terms of the agreement governing our revolving credit facility, we were required to satisfy a minimum liquidity condition of $5.0 million, consisting of the sum of: (i) cash held at our lender (determined in accordance with the loan and security agreement); plus (ii) the unused Availability Amount. On March 8, 2016, we amended our revolving line of credit. This amendment changed the terms and conditions to the revolving line of credit by removing the $5.0 million minimum cash and availability requirement (defined as cash held at the lender plus the unused credit line availability amount), among other things.
On September 30, 2016, we again amended our revolving line of credit. This amendment changed the terms and conditions to our revolving line of credit by, among other things: (1) extending the maturity date to December 31, 2017; (2) including in the revolving line of credit borrowing base calculation certain eligible unbilled accounts receivable; (3) adjusting the borrowing base calculation to be (a) 85% of eligible accounts receivable, plus (b) the lesser of (i) 75% of eligible unbilled accounts or (ii) $12,250,000; (4) modifying the definition of eligible accounts receivable for the revolving line of credit borrowing base by including up to 25% of certain eligible foreign accounts receivable, including those payable from Canada, Australia, France, Germany, Israel, Italy, Japan and the United Kingdom; (5) providing that all future cash collections from accounts receivable directly reduce the outstanding balance of the revolving credit facility; (6) fixing the applicable interest rate on future outstanding amounts under the revolving line of credit to a rate per annum equal to the prime referenced rate plus 0.5%; (7) reducing certain financial covenants regarding the required monthly minimum adjusted quick ratio, as defined and described below, in addition to removing certain previous ratio thresholds which could have resulted in a range of applicable interest rates; and (8) changing the amounts related to our financial covenants regarding specified quarterly adjusted EBITDA requirements, as defined and described below.
Our revolving line of credit requires us to comply with certain financial covenants, including: (i) maintaining specified quarterly Adjusted EBITDA, which is defined for this purpose, with respect to any trailing twelve-month period, as an amount equal to the sum of net income, plus (a) interest expense, plus (b) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (c) income tax expense, plus or minus (d) change in deferred revenue, less, (e) capitalized software development expenses, plus (f) any non-cash items such as stock-compensation expense (and other mutually agreed upon non-cash items), plus one-time non-recurring charges subject to the lenders approval; and (ii) maintaining at all times a 1.0 monthly minimum Adjusted Quick Ratio, which is defined as the ratio of cash held at the lender and cash equivalents plus net accounts receivables to current liabilities (including all debt outstanding under the revolving line of credit) minus the current portion of deferred revenue.
All cash collections from accounts receivable directly reduce the outstanding balance of the revolving credit facility.
There were no modifications to any other significant terms with this amendment.
As of September 30, 2016, we were in compliance with the covenants contained in the amended loan and security agreement.

The following table summarizes the outstanding short-term balance related to the loan and security agreement, as of September 30 (in thousands):

2016
Third Amended New Revolving Line of Credit	$26,125
Total	$26,125
Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and cash flows as of and for the periods ended (in thousands):

	As of and for the Nine Months Ended September 30,
	2015	2016
Cash and cash equivalents	$48,864	$24,122
Accounts receivable, net	$34,262	$35,147
Working capital	$36,170	$15,644
Cash (used in) provided by:
Operating activities	$(4,419)	$(6,928)
Investing activities	$(10,227)	$(5,074)
Financing activities	$50,566	$(4,971)

Our cash and cash equivalents at September 30, 2016 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts that are currently providing a minimal return. We maintain minimal cash and cash equivalents outside of the United States. As of September 30, 2016, we had no undistributed earnings of our foreign subsidiary and intend to permanently reinvest any future foreign earnings.
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

For the nine months ended September 30, 2015, our net cash used to fund operating activities of $4.4 million consisted primarily of a net loss of $17.8 million, offset by $4.8 million of cash provided by changes in working capital and $8.0 million in positive adjustments for non-cash items. Adjustments for non-cash items consisted of depreciation and amortization expense of $4.3 million, stock-based compensation expense of approximately $2.8 million, the favorable change in fair value of common stock warrants of $0.5 million, debt related amortization of $1.3 million and bad debt expense of $0.2 million. For the nine months ended September 30, 2015, changes in working capital consisted primarily of a $6.9 million decrease in accounts receivable as a result of collections subsequent to increased advertising activity during the holiday season and a $4.7 million increase in accrued expenses and other current liabilities primarily driven by additional operating, sales, marketing and development costs. These increases in operating cash flow were partially offset by a decrease in accounts payable of $5.6 million primarily driven by payments of impression purchases, advertisement-serving and other operating costs and an increase in prepaid expenses and other current assets of $1.0 million due to the timing of payments related to our operating activities.
For the nine months ended September 30, 2016, our net cash used to fund operating activities of $6.9 million consisted primarily of a net loss of $20.3 million, offset by $2.9 million of cash provided by changes in working capital and $10.2 million in positive adjustments for non-cash items. Adjustments for non-cash items consisted primarily of depreciation and amortization expense of $7.1 million, stock-based compensation expense of approximately $2.7 million and bad debt expense of $0.3 million. For the nine months ended September 30, 2016, changes in working capital consisted primarily of a $7.8 million decrease in accounts receivable as a result of improved collections subsequent to increased advertising activity during the holiday season and a $0.9 million increase in accrued expenses and other current liabilities primarily driven by additional operating and development costs. These increases in operating cash flow were partially offset by a decrease in accounts payable of $5.2 million primarily driven by payments related to cost of media related to the lower quarterly revenue in the third quarter of 2016 compared to the fourth quarter of 2015 and an increase in prepaid expenses and other current assets of $0.6 million due to the timing of payments related to our operating activities.
Investing Activities
During the nine months ended September 30, 2015 and 2016, investing activities consisted primarily of purchases of property and equipment to support our growth as well as capitalized internal-use software development costs and changes to restricted cash. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internal-use software platform. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform. During the nine months ended September 30, 2016, the $6.9 million of capital expenditures were partially offset by $1.9 million of changes in restricted cash related to the removal of the $5.0 million minimum cash and availability requirement for our revolving line of credit, as mentioned above.
Financing Activities
Prior to our initial public offering, financing activities consisted primarily of net proceeds from the issuance of convertible preferred stock, net borrowings under our credit facilities and proceeds from the exercise of stock options and convertible preferred stock warrants.
For the nine months ended September 30, 2015, net cash provided by financing activities was $50.6 million, related primarily to our public offering. The price of the shares sold in the public offering was $46.00 per share with a total of 1,625,000 shares, as adjusted for the April 25, 2016 1-for-4 reverse stock split of our outstanding shares of capital stock. Net proceeds to us were $69.5 million, after deducting underwriting discounts and commissions, and before deducting offering expenses of $3.8 million. This increase in cash provided from financing activities was offset by net repayments of our debt balances of $17.3 million. For the nine months ended September 30, 2016, net cash used in financing activities consisted primarily of $5.1 million of repayments of our debt balances.
Operating and Capital Expenditure Requirements
We believe that our existing cash balances, together with our current revolving line of credit, which was recently amended to, among other things, extend the maturity date to December 31, 2017, will be sufficient to meet our anticipated cash requirements through at least the next 12 months.

We have historically incurred losses and negative cash flows from operations and our line of credit requires us to comply with certain covenants as described in Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Our liquidity needs will largely be determined by the success of our products already being marketed and innovations that we are currently working on, including: increasing the share of spending from our existing customers, acquiring new customers, and further penetrating new industries. If these efforts are not successful or we do not meet our operating plan or continue our compliance with our debt covenants, it will likely be necessary to do one or more of the following: (a) raise additional capital through equity or debt financings; (b) raise additional capital from other sources; or (c) reduce operating expenditures.
Contractual Obligations
Our principal commitments consist of obligations under our outstanding debt facilities, non-cancelable leases for our office space, purchases of data and computer equipment and purchase commitments for our co-location and other support services.
The following table summarizes these contractual obligations at September 30, 2016. Future events could cause actual payments to differ from these estimates.

	Payment Due by Period
		Less than 1 Year			More than 5 Years
Contractual Obligations(1)	Total		1 - 3 Years	3 - 5 Years
	(in thousands)
Debt:
Third Amended New Revolving Line of Credit	$26,125	$—	$26,125	$—	$—
Interest payments	1,308	1,045	263	—	—
Operating lease obligations	12,983	2,877	5,153	2,865	2,088
Purchase commitments	3,341	2,970	371	—	—
Total contractual obligations	$43,757	$6,892	$31,912	$2,865	$2,088

(1)
This principal payment projection assumes no changes in the borrowing base calculation and that principal will be due at maturity. Interest payment projections on our loan and security agreement assume that we will not incur a material change in our outstanding borrowings, in the current interest rate, or in the maturity date of December 31, 2017.

Stock Repurchase Program
On March 4, 2016, our board of directors authorized the repurchase of up to $4.0 million of our outstanding shares of common stock. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. For the nine months ended September 30, 2016, 15,197 shares were repurchased under this program. There were no shares repurchased under this program during the three months ended September 30, 2016. As of September 30, 2016 we had the ability to repurchase up to $3.9 million of common stock under the program.
Off‑Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates, particularly in light of the referendum in the United Kingdom in which voters approved an exit from the European Union, commonly referred to as "Brexit," and other recent political developments. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage the risks described below.
Interest Rate Sensitivity
We are subject to interest rate risk in connection with our $26.1 million outstanding under the amended loan and security agreement as of September 30, 2016. Borrowings under this agreement are subject to interest, charged at the prime referenced rate plus a margin of 0.5%. Assuming our outstanding debt remains consistent with the outstanding balance reported as of September 30, 2016, a 100-basis point change to the interest rate would result in an approximate $0.3 million change in our annual interest expense on our outstanding borrowings.
Concentration Risk
Our cash and cash equivalents as of September 30, 2016 are held at financial institutions that management believes to be of high credit quality. While we maintain our balances in several FDIC insured operating accounts, our cash accounts exceed federally insured limits. Our concentration of our operating capital could harm our business, financial condition and results of operations.
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

Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We commenced operations in 2006 and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we have experienced revenue growth in recent years, we may not be able to sustain this rate of growth or even maintain our current revenue levels. Our rate of intra-quarter revenue growth declined in the third quarter of 2016 versus the third quarter of 2015, as compared to the revenue from the respective previous year’s third quarter. We may not be able to slow or reverse this trend, and we may not be able to maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries. Our business prospects will depend in large part on our ability to:

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
We have experienced a slowing rate of revenue growth since the fourth quarter of 2015. The future growth rate of our revenues may decline if we do not improve our level of engagement from new customers and encourage existing customers to allocate a greater portion of their marketing spend to us.
In our fiscal years ended December 31, 2013, 2014 and 2015, our total revenues grew by 88%, 61% and 32%, respectively, as compared to total revenues from the prior fiscal years. In our fiscal quarter ended September 30, 2016, our total revenues grew by 4% as compared to the same quarterly period from our prior fiscal year. The growth rate of our revenues may decline in future periods which may adversely impact the value of our common stock.
Our sales cycle can be unpredictable, which may cause our operating results to fluctuate.
The sales cycle for our solution, from initial contact with a potential lead to agreement execution and implementation, varies widely by customer, and typically ranges from one to six months. Some of our customers undertake an evaluation process that involves not only our solution but also those of our competitors, which can delay purchase decisions. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our solution. If sales expected from a customer are not realized in the time period expected or not realized at all, if a customer terminates its agreement with us or changes it advertising budget allocations, agency affiliations or marketing strategies, our business, operating results and financial condition could be adversely affected.
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

These restrictions are subject to certain exceptions. In addition, our loan and security agreement requires us to maintain and comply with certain financial covenants, including: (i) maintaining specified quarterly Adjusted EBITDA, which is defined for this purpose, with respect to any trailing twelve-month period, as an amount equal to the sum of net income, plus (a) interest expense, plus (b) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (c) income tax expense, plus or minus (d) change in deferred revenue, less, (e) capitalized software development expenses, plus (f) any non-cash items such as stock-compensation expense (and other mutually agreed upon non-cash items), plus one-time non-recurring charges subject to the lenders approval; and (ii) maintaining at all times a 1.0 monthly minimum Adjusted Quick Ratio, which is defined as the ratio of cash held at the lender and cash equivalents plus net accounts receivables to current liabilities (including all debt outstanding under the revolving line of credit) minus the current portion of deferred revenue. All cash collections from accounts receivable directly reduce the outstanding balance of the revolving credit facility. If our Adjusted Quick Ratio were to fall below 1.0, our ability to pay the costs of our operations would likely be materially impacted.
The covenants in our loan and security agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under our loan and security agreement. If not waived, potential future defaults could cause all of the outstanding indebtedness under our loan and security agreement to become immediately due and payable and terminate all commitments to extend further credit.
If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. This could materially and adversely affect our business.
We have a history of losses and we may not achieve or sustain profitability in the future.
We incurred net losses of $0.2 million, $13.0 million and $22.5 million in 2013, 2014 and 2015, respectively, and a net loss of $20.3 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $71.6 million. Although our revenue has increased in recent years, we may not be able to achieve or sustain profitability or this revenue growth rate. If we do not achieve and sustain profitability, our revenue growth rate declines or our expenses exceed expectations, our financial performance will be adversely affected.
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

•	changes in demand for and pricing of our MaxPoint Intelligence Platform;

•	the impact of seasonality on our customers’ businesses and budgets for digital marketing campaigns, particularly our consumer product and retail customers;

•	the impact of macroeconomic, market and political factors and trends, including in light of "Brexit," and other recent political developments;

•	unpredictable sales cycles;

•	changes in our pricing policies, or the pricing policies of our competitors, RTB exchanges or other third-party service providers;

•	the addition or loss of customers;

•	the growth or reduction of business with current customers or advertising agencies that act on their behalf;

•	changes and uncertainty in the regulatory environment for us or our customers;

•	changes in the availability of media inventory through RTB exchanges;

•	the introduction of new technologies, products or service offerings by us or our competitors;

•	changes in our operating expenses and capital expenditures; and

•	costs related to acquisitions of people, businesses or technologies.
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
We compete for customers that want to execute digital marketing campaigns. Our industry is subject to rapid changes in standards, technologies, products and service offerings, as well as advertiser expectations. We continuously need to invest in our technology and research and development to develop new solutions and services and enhance our existing solution and services to meet advertiser demands and respond to industry changes. For example, in the third quarter of 2016, we introduced Customer Catalyst, an enhanced service offering linking permission-based customer relationship marketing data to specific household devices, and PathPoint, a wireless activity-sensing device offering which gathers privacy-friendly data on shoppers’ in-store activity. Customer demands, superior competitive offerings or new industry standards could render our new or existing solutions unattractive, unmarketable or obsolete and require us to make substantial changes to our technology platform or business model. Our failure to adapt to a rapidly changing market, to anticipate customer demand or successfully launch recently introduced product offerings could harm our business and our financial performance.

If we do not manage our development effectively, the quality of our solution may suffer, and our operating results may be negatively affected.
We may continue to experience growth in our operations, which may continue to place significant demands on our management, operational and financial infrastructure. To manage our business effectively, we must continue to improve and expand our infrastructure, including our IT systems, financial and administrative systems and controls. We must also continue to manage our employees, operations, finances, research and development and capital investments efficiently. Our productivity and the quality of our solution may be adversely affected if we do not integrate and train our new employees, particularly our sales and account management personnel, quickly and effectively. If we continue our growth, we may incur significant additional expenses, and our growth may continue to strain our management, resources, infrastructure and ability to maintain the quality of our solution. If the current and future members of our management team do not effectively scale with our business, the quality of our solution may suffer and our corporate culture may be harmed. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our results of operations and financial condition.
Technologies have been developed that may block the display of our advertisements, which could adversely affect our financial results.
Technologies have been developed, and will likely continue to be developed, that may block the display of our advertisements, particularly advertising displayed on personal computers and mobile platforms. Some consumers download and use "ad-blocking" software, which can prevent web browsers (for example, Firefox, Google Chrome and others) from interacting with or downloading advertising, or that can prevent advertisements from being displayed once served. Revenue generated from the display of advertisements on personal computers and mobile platforms may be impacted by these technologies from time to time. If the use of ad blocking software and technology becomes more prevalent, it could hamper our ability to optimally serve advertisements for marketing campaigns, and may have an adverse effect on our financial results in the future.
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
We also compete or may compete with online/digital local marketing channels or traditional national channels with localized offerings, including:

•	digital advertising services offered by other companies, including those owned by traditional advertising and direct marketing companies;

•	ERP vendors such as Adobe, Oracle, Salesforce.com and IBM;

•	companies that offer demand-side platforms that allow customers to purchase inventory directly from RTB exchanges or other third parties;

•	advertising networks and advertising agencies, including agency trading desks;

•	digital services offered through large online platforms, such as Yahoo! Inc., Google Inc. and Facebook, Inc.;

•	in-house solutions used by our customers;

•	companies providing online search advertising, for which we do not offer a solution; and

•	technology companies providing online marketing platforms focused on local businesses.

Many current and potential competitors have advantages, such as longer operating histories, greater name recognition, larger customer bases, greater access to media inventory, more access to Internet user data, the perception of having a more complete solution and significantly greater financial, technical, sales and marketing resources. Increased competition may result in reduced pricing for our solution, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.
We have been named as a party to a lawsuit and we may be named in additional litigation in the future.
We have been named as a party in a lawsuit described under "Legal Proceedings" and we may be named in additional litigation in the future, all of which could result in an unfavorable outcome and have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers, and on behalf of our current or former underwriters, in connection with the litigation described in "Legal Proceedings" and in connection with any future lawsuits. The ultimate outcome of the litigation described in "Legal Proceedings," and any future litigation, may have a material adverse effect on our business and the trading price for our securities. Litigation may be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of the litigation described in "Legal Proceedings," and any future lawsuits, may result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. In the event we were to receive an unfavorable outcome in any lawsuit, our business, financial condition, results of operations, cash flows and the trading price of our securities may be materially and adversely affected.
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
As the use of cookies has received ongoing media attention over the past several years, some government regulators and privacy advocates have suggested creating a "Do Not Track" standard that would allow Internet users to express a preference, independent of cookie settings in their web browser, not to have their website browsing history recorded. All the major Internet browsers have implemented some version of a "Do Not Track" setting. In the past, Microsoft’s Internet Explorer 10 included a "Do Not Track" setting that was selected "on" by default. However, there is no definition of "tracking," no consensus regarding what message is conveyed by a "Do Not Track" setting and no industry standards regarding how to respond to a "Do Not Track" preference. It is possible that we could face competing policy standards, or standards that put our business model at a competitive disadvantage to other companies that collect data from Internet users and may not be required to adhere to a Do Not Track policy standard, standards that reduce the effectiveness of our solution, or standards that require us to make costly changes to our solution. The Federal Trade Commission has stated that it will pursue a legislative solution if the industry cannot agree upon a standard. The "Do-Not-Track Online Act of 2015" was introduced in the United States Senate in December 2015. If a "Do Not Track" web browser setting is adopted by many Internet users, and the standard either imposed by state or federal legislation, or agreed upon by standard setting groups, requires us to recognize a "Do Not Track" signal and prohibits us from using non-personal data as we currently do, then that could hinder growth of advertising and content production on the web generally, and limit the quality and amount of data we are able to store and use, which would cause us to change our business practices and have a material adverse effect on our business.
Legislation and regulation of online businesses, including privacy and data protection regimes, could create unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our technology platform or business model, which may have a material adverse effect on our business.
Government regulation could increase the costs of doing business online. U.S. and foreign governments have enacted or are considering enacting legislation related to online advertising, and we expect to see an increase in legislation and regulation related to advertising online, the use of geo-location data to inform advertising, the collection and use of anonymous Internet user data and unique device identifiers, such as IP address or unique mobile device identifiers, and other data protection and privacy regulation. Recent revelations about bulk online data collection by the National Security Agency, and news articles suggesting that the National Security Agency may gather data from cookies placed by Internet advertisers to deliver interest-based advertising, may further interest governments in legislation regulating data collection by commercial entities, such as advertisers, publishers and technology companies that serve the advertising industry. Such legislation could affect the costs of doing business online and could reduce the demand for our solutions or otherwise harm our business, financial condition and results of operations. A wide variety of provincial, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While we have not collected data that is traditionally considered personal data by U.S. regulators, such as name, email address, address, phone numbers, social security numbers, credit card numbers, financial or health data, we typically do collect and store IP addresses and other device identifiers, that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. Evolving and changing definitions of personal data, within the EU, the United States and elsewhere, especially relating to classification of IP addresses, machine or device identifiers, location data and other information, have in the past, and could in the future, cause us to change our business practices or limit or inhibit our ability to operate or expand our business. For example, in February 2016, the European Commission and the U.S. reached a political agreement on the EU-US Privacy Shield, a new framework for data flows between the two jurisdictions. The EU-US Privacy Shield, if implemented, will impose more significant obligations on U.S. companies, including us, to protect the personal information of European citizens and also will require stronger monitoring and enforcement of personal privacy by the U.S. Department of Commerce and the Federal Trade Commission. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
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

Our planned international expansion subjects us to additional costs and risks, may not yield returns in the foreseeable future, and may not be successful.
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
Our international business also subjects us to the impact of global and regional recessions and economic and political instability, including instability surrounding "Brexit," costs and difficulties in managing a distributed workforce, potentially adverse tax consequences in the United States and abroad and restrictions on the repatriation of funds to the United States. Our failure to manage these risks and challenges successfully could materially and adversely affect our business, financial condition and results of operations.
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
Our revenue could decline and our operations could be impeded if our access to quality media inventory or impressions is diminished or if we fail to acquire new media inventory or impressions.
Our success depends on our ability to secure quality media inventory on reasonable terms across a broad range of advertising networks and exchanges, including RTB exchanges, such as Google’s DoubleClick Ad Exchange, OpenX, Rubicon Project, MoPub, PubMatic and AppNexus, as well as suppliers of video and mobile inventory.
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
Our sales and marketing efforts may not yield returns in the foreseeable future, if at all.
We have developed our sales and marketing teams to educate potential and prospective customers, either directly or through the advertising agencies that act on their behalf, about the value of our solution. We are often required to explain how our solution can optimize digital marketing campaigns in real time. We often spend substantial time and resources responding to requests for proposals from potential customers or their advertising agencies, including developing material specific to the needs of such potential customers. We may not be successful in attracting new customers despite our efforts in our business development, sales and marketing organizations.
If we do not effectively develop our sales team, we may be unable to add new customers or increase sales to our existing customers and our business will be adversely affected.
We continue to be substantially dependent on our sales team to obtain new customers and to drive sales from our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel. New hires require significant training and it may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, either directly or through advertising agencies that act on their behalf, our business will be adversely affected.
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
New employees often require significant training and, in many cases, take significant time to achieve full productivity. As a result, we may incur significant costs to attract and retain employees, including salaries, benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, if we move into new geographies, we will need to attract and recruit skilled employees in those areas. We have little experience with recruiting outside of the United States, and may face additional challenges in attracting, integrating and retaining international employees. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain skilled employees.

We may require additional capital to support our operations, and such capital might not be available on terms acceptable to us, if at all, which may in turn hamper our growth and adversely affect our business.
We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in additional public or private equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be adversely affected. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Operating and Capital Expenditure Requirements."
Our corporate culture has contributed to our success, and if we cannot maintain it, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.
As of September 30, 2016, we had 369 employees in the United States and 11 employees in the United Kingdom, compared with 403 employees in the United States and seven employees in the United Kingdom as of September 30, 2015. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, passion for customers and focus on execution, while facilitating knowledge sharing across our organization. As we continue to develop and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
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
We anticipate international sales and operations to become an increasingly important part of our business. Such sales and operational expenses may be subject to unexpected regulatory requirements and other barriers. Any fluctuation in the exchange rates of these foreign currencies, particularly in light of the "Brexit" vote and other recent political developments, may negatively impact our business, financial condition and results of operations. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets. In addition, those activities may be limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses.
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
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, internal-use software, accrued liabilities and income taxes.
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
We are subject to applicable rules and regulations relating to our relationship with our employees, including health benefits, unemployment and similar taxes, overtime and working conditions, immigration status and classification of employee benefits for tax purposes. Legislated increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Moreover, we are subject to various laws and regulations in federal, state and foreign jurisdictions that impose varying rules and obligations on us with respect to the classification of employee benefits for income tax and other purposes and that require us to report and/or withhold in respect of such items. In addition, many employers nationally have been subject to actions brought by governmental agencies and private individuals under wage-hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements and failure to pay overtime wages properly, with such actions sometimes brought as class actions, and these actions can result in material liabilities and expenses. Should we be subject to employment litigation, such as actions involving wage-hour, overtime, break and working time, it may distract our management from business matters and result in increased labor costs.
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
The trading price of our common stock has been and may be volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2015, the price of our common stock on the New York Stock Exchange, or beginning May 13, 2016 on the Nasdaq, as adjusted for a 1-for-4 reverse stock split of our outstanding capital stock on April 25, 2016, has ranged from a low of $4.64 to a high of $44.96 through November 4, 2016. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations. Factors that could cause fluctuations in the trading price of our common stock, in addition to those in this "Risk Factors" section, include the following:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;

•	competitive factors;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations or key metrics;

•	whether our results of operations or key metrics meet our forecasts or the expectations of securities analysts or investors or those expectations change;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries, or both;

•	the impact of macroeconomic, market and political factors and trends, including in light of "Brexit," and other recent political developments;

•	major catastrophic events;

•	sales of large blocks of our common stock;

•	departures of key employees; or

•	an adverse impact on the company from any of the other risks cited in this report.
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
Our directors and executive officers and their affiliates, in the aggregate, beneficially own approximately 58% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2016. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
None.
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

MAXPOINT INTERACTIVE, INC.

Date: November 10, 2016	By:	/ s / Joseph Epperson
	Name:	Joseph Epperson
	Title:	President, Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/ s / Brad Schomber
	Name:	Brad Schomber
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of MaxPoint Interactive, Inc.	8-K	001-36864	3.1	3/12/2015
3.2	Amended and Restated Bylaws of MaxPoint Interactive, Inc.	8-K	001-36864	3.2	3/12/2015
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MaxPoint Interactive, Inc.	8-K	001-36864	3.1	4/25/2016
10.1	Third Amendment to Loan and Security Agreement, dated September 30, 2016, between the Registrant and Silicon Valley Bank.	8-K	001-36864	10.1	10/5/2016
10.2	Forms of restricted stock unit agreements under the 2015 Equity Incentive Plan
10.3	CSOP under the 2015 Equity Incentive Plan and forms of agreements thereunder
10.4	Form of UK stock option agreement under the 2015 Equity Incentive Plan
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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