Form 10-K
period 2016-12-31
MaxPoint Interactive, Inc.
filed 2017-03-08
CIK 1611231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
 For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                         to
Commission File Number 001-36864
MAXPOINT INTERACTIVE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20‑5530657 (I.R.S. Employer Identification Number)

MaxPoint Interactive, Inc. 3020 Carrington Mill Blvd., Suite 300 Morrisville, North Carolina 27560 (Address of principal executive offices)	(800) 916‑9960 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $0.00005 per share	The Nasdaq Stock Market LLC (Nasdaq Global Market)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No    ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $22.8 million based upon the closing price reported for such date on the Nasdaq Global Market. Shares of common stock held by each executive officer, director and by each person who owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 6,632,889 shares of the registrant’s common stock outstanding as of March 1, 2017.
DOCUMENTS INCOPRORATED BY REFERENCE
Portions of the registrant’s proxy statement for the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.
EMERGING GROWTH COMPANY
We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012 and, as such, have elected to comply with certain reduced public company reporting requirements.

Special Note Regarding Forward-Looking Statements

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this report. Forward-looking statements include information concerning our possible or assumed future results of operations and expenses, business strategies and plans, market sizing, competitive position, industry environment and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “must,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Factors Affecting Our Performance” and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our beliefs and assumptions only as of the date of this report. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.
Some of the key factors that could cause actual results to differ from our expectations include:

•	our limited operating history, particularly as a public company, which makes it difficult to evaluate our current business and future prospects;

•	our ability to achieve or sustain profitability;

•	the effects of increased competition in our market and our ability to compete effectively;

•	our ability to attract new customers or increase the allocation of our existing customers’ marketing spend to us;

•	changes in our customers’ advertising budget allocations, agency affiliations or marketing strategies;

•	our ability to develop new products and services, enhance our existing products and services or make necessary changes to our technology platform or business model;

•	our ability to expand our business internationally;

•	our ability to comply with, and the effect on our business of, evolving legal standards and regulations, particularly concerning privacy and data protection;

•	the seasonality of our business;

•	our dependence on the continued growth of the digital advertising market;

•	our ability to maintain a supply of media inventory or impressions;

•	our ability to retain key employees and attract additional key employees;

•	our ability to maintain effective internal controls;

•	our recognition of revenue from customer subscriptions over the term of the customer agreements; and

•	general market, political, economic and business conditions, including internationally.
Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I
Item 1.  Business.
Overview
We are a marketing technology company that generates hyperlocal intelligence to optimize brand and retail performance. We provide a platform for brands to connect the digital world with the physical world through hyperlocal execution, measurement and consumer insights. We offer a leading business intelligence and marketing automation software service, which we refer to as our solution, that enables national brands to drive local, in-store sales. National brands use our MaxPoint Intelligence Platform to predict the most likely local buyers of a specific product at a particular retail location and then execute cross-channel digital marketing campaigns to reach these buyers. We continue to develop new ways to utilize consumer intelligence and achieve greater household-level activation across all digital channels. Customer Catalyst, or Catalyst, one of our most recent product initiatives, enriches and activates permission-based customer relationship marketing, or CRM, lists across the full digital marketing stack. Catalyst continuously enriches what companies know about their customers by adding real-time purchase intent profiles, preferred retailers and same-day co-visitation data to each customer record. Catalyst also connects select devices in a household to its CRM record by associating physical addresses to digital audiences.

The foundation for our local targeting is our proprietary Digital Zip architecture, a digital grid of households organized into specific neighborhoods, or Digital Zips, which can be as small as a couple of city blocks. We have approximately 44,000, 39,000 and 5,300 Digital Zips in the United States, Europe and Canada, respectively. Through a combination of our proprietary and third-party data, we create a profile for each Digital Zip based on shared demographic and financial traits, such as family size, income level, education, age and historical purchasing behavior. Business intelligence is at the core of our solution, which leverages high-velocity data processing and proprietary statistical models to continuously analyze up to 106 billion daily data attributes to delineate consumers’ real-time purchase intent. By identifying and reaching only the most likely local buyers with digital customized product offers for local stores, national brands can more efficiently and effectively run local marketing campaigns, thereby increasing in-store sales and reducing wasted marketing spend associated with traditional approaches. We provide a technology-driven alternative to traditional local marketing methods for national brands across a number of industries where transactions take place predominantly offline, such as consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment.

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

The MaxPoint Intelligence Platform is a cloud-based software service that enables us to predict local demand for national brands based on consumers’ purchase power and intent and manage customized digital advertisements containing in-store offers and promotions to reach consumers at a local level across display, mobile, social and video channels. Through marketing automation and direct integrations with RTB exchanges, our platform delivers customized digital advertisements containing product and store specific promotions to local consumers across display, mobile, social and video channels. National brands can then measure the offline sales impact of those digital marketing campaigns to optimize future campaigns and budgets and manage in-store supply levels. Our customers typically pay us on a cost per thousand impressions, or CPM, model based on the number of impressions we deliver through our platform for each marketing campaign.

Our diverse customer base consists primarily of enterprises with national brands in the consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment industries. We sell our solution either directly to our customers or through advertising agencies that act on behalf of our customers. We have worked with each of the top 20 leading national advertisers and each of the top 10 advertising agencies in the United States as ranked in 2016 by Advertising Age. As of December 31, 2016, we had 759 enterprise customers as described in “Our Customers.”
We generated revenue of $106.5 million, $140.1 million and $149.1 million for the years ended December 31, 2014, 2015 and 2016, respectively, representing year-over-year increases of 32% and 6%, respectively. We recorded a net loss of $13.0 million, $22.5 million and $17.9 million for the years ended December 31, 2014, 2015 and 2016, respectively.

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

•
Capture and analyze massive amounts of unstructured and disparate data in real time.  Our solution is purpose-built to use integrated proprietary software and customized hardware to programmatically process billions of unstructured data points and make over 1,500,000 decisions per second and run more than a thousand simultaneous campaigns.

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

Our Strengths
We believe that the following competitive strengths will enable us to continue to deliver to national brands a compelling value proposition that differentiates us from competing solutions:

•
Pioneering solution with compelling value proposition.  Our proprietary, predictive business intelligence engine identifies, in real time, consumers likely to be receptive to our customers’ advertisements, thereby focusing marketing spend on the most efficient and effective channel.

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

Based on these variables, the MaxPoint Intelligence Platform creates a plan and then executes on that plan in an automated manner. Our solution determines the Digital Zips that are in the trade area of each store or location and then applies algorithms to identify which Digital Zips are most likely to contain the highest concentration of potential consumers of the given product in the time period specified. The MaxPoint Intelligence Platform then purchases impressions on one of several RTB exchanges that meet the criteria established above through our proprietary real-time bidding platform. The MaxPoint Intelligence Platform can be presented with approximately 82 billion opportunities or impressions daily to deliver a digital advertisement to users. As each impression becomes available to us, our proprietary bidding engine, enabled by our Digital Zip architecture, programmatically determines the optimal price for each impression and places a bid based on our proprietary data and analytics. Given the unique attributes we apply to our bidding process, it was necessary for us to develop a purpose-built, proprietary bidding engine that programmatically assesses these attributes against each available impression. If we are able to acquire the impression for less than or equal to the optimal price, we programmatically display the appropriate digital advertisement on behalf of our customer. Our customized hardware and software stack executes this entire bidding process in under 12 milliseconds.
The results of marketing campaigns, such as in-store sales lift, coupon downloads, website engagement activities and brand awareness metrics, can be continuously fed back into the MaxPoint Intelligence Platform to improve the accuracy of its predictions and recommendations.
Elements of the MaxPoint Intelligence Platform
The MaxPoint Intelligence Platform consists of three key elements for digital marketing campaigns by national advertisers to drive in-store sales:

•	Intelligence;

•	Execution; and

•	Measurement.

Rich Proprietary Data and Analytics including Customer Point of Sale Integration
INTELLIGENCE
EXECUTION
MAXPOINT
PLATFORM
Cross-device Delivery to the Household Level
MEASUREMENT
One-to-one Closed-Loop Measurement with Extensive Cross-Industry Interoperability

We partner with national advertisers by using our intelligence, execution and measurement solution for digital marketing campaigns through our:

•	Digital Zip architecture;

•	consumer purchase intent model;

•	automated execution; and

•	store level closed loop measurement.
Digital Zip architecture
Our proprietary Digital Zip architecture creates the foundation for our hyperlocal targeting. Digital Zips are proprietary geographic profiles of specific neighborhoods or areas that contain certain traits, such as family size, income level, education, age and purchasing behavior, which represent a statistically significant group for the purpose of determining consumer purchase intent. We developed our Digital Zips based on our accumulation and analysis of geolocation data and third party data over more than eight years. There are approximately 44,000, 39,000 and 5,300 Digital Zips in the United States, Europe and Canada, respectively. Our Digital Zip architecture is critical to our ability to market to target consumers and to link the physical offline world with the digital online world.
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

Consumer purchase intent model
Our consumer purchase intent model uses multiple algorithms to predict the intensity of consumer purchase interest in a particular product for a given location, typically a local store, over a specific time period. The model enables the MaxPoint Intelligence Platform to determine the Digital Zips in which to focus marketing efforts for a particular campaign to achieve the customer’s objectives, such as to yield a higher lift in the sales of a given product in a given physical retail location. The model also determines the optimal media mix-such as display, mobile, social or video-and the exact digital media properties that best match the specific product involved in the campaign.
Typically, consumer purchase intent information is not readily available to advertisers at a general level, much less at the neighborhood or household level. To predict explicit consumer purchase intent at the household or neighborhood level, the MaxPoint Intelligence Platform analyzes vast amounts and types of data from three different sources:

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

•
Customer-provided data.  Our customers often share with us their enterprise data, such as point-of-sale, supply chain and customer relationship management data, which allows our consumer purchase intent model to analyze such individual customer’s enterprise information together with our proprietary data and third-party data. When a customer connects its enterprise data into the MaxPoint Intelligence Platform, it obtains more customized, precise, granular, timely and statistically valuable consumer intent models. We do not provide direct access to data provided to us by a customer to any other customer.

•
Third-party data.  We supplement our proprietary data by purchasing third-party data, such as demographic, financial, point-of-sale and inventory data across a multitude of industry segments and products, from commercial sources.

The algorithms for our consumer purchase intent model enable the MaxPoint Intelligence Platform to programmatically analyze, consider and weigh up to 106 billion daily data attributes from each of these three data sources to generate a real-time prediction on the intensity of consumer demand for a particular product, including for a broad range of products consumers purchase frequently without conducting any online research that would leave a digital trail.
Automated execution
National brands that implement marketing campaigns must frequently focus on multiple products, multiple cities, numerous distinct retail locations, different retail partners and various time windows for execution. The MaxPoint Intelligence Platform automates marketing campaign design and execution, dramatically simplifying local marketing campaigns and allows the customer to use multiple channels to reach potential consumers. With our solution, the customer provides the basic inputs associated with a marketing campaign, such as product, consumer characteristics, physical retail locations, timing of the placement of the marketing campaign and desired outcome. By matching these inputs with our consumer purchase intent model at the Digital Zip level, the MaxPoint Intelligence Platform automatically designs and executes a marketing campaign for the national brand, and purchases the digital marketing media it determines will best obtain the national brand’s desired results. Because the MaxPoint Intelligence Platform is automated, it simplifies marketing campaigns by reducing both the time and effort required to execute them. The MaxPoint Intelligence Platform also programmatically provides recommendations for additional marketing campaigns based on insights discovered in the execution of the first campaign through our platform. These recommendations are presented to the customer fully designed and ready to execute.
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
Our Technology
Our continued development in technology is a key factor affecting our growth potential. We plan to continue to enhance our technology and refine the effectiveness of our solution. Our objective is to be the leading strategic partner assisting national brands in driving local, in-store sales and to deliver better-informed marketing to our customers by combining our proprietary technology and data with each customer’s enterprise data. Our strategy is to expand accessibility to MaxPoint’s data and intelligence, enhance our products, more closely integrate with our customers and grow internationally.
In addition to improving our data processing, business intelligence, marketing execution and measurement technologies, we intend to expand the ways that our customers can utilize our services to extract greater intelligence from the data we aggregate and generate. Our most recent research and development activities relate to:

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

•
Data Integration Relationships. Our data integration relationships with third-party data management platforms, or DMPs, expand the accessibility to our data and intelligence by offering our branded and customized audience data to our partners’ customers. Our unique data can be made available within a third-party marketer’s preferred platform for targeting, measurement and data management. Customers of these third-parties may choose to include our branded or customized audience data to help improve the performance of their own digital marketing applications or media platforms.

•
Customer Catalyst. Our enhanced service offering links permission-based CRM data to specific household devices. This technology can enrich CRM data by adding real-time purchase intent profiles, preferred retailers and same-day co-visitation data to each customer record for a household.

•
PathPoint. We are developing proprietary wireless activity-sensing devices that are capable of gathering data on a consenting shopper’s in-store activities. These devices identify a shopper’s in-store activity as it happens, including such person’s location within the store, dwell times and frequency of visitation. It also enhances retailers’ abilities to measure the effectiveness of in-store marketing as well as traffic drivers to their stores.

While some of these recent research and development activities are still in various phases of design, testing and implementation, we believe our development of new product offerings and our focus on a higher level of integration with our customers demonstrates our rapid pace of innovation and our efforts to deliver increasing value to businesses that utilize our services.

Our Customers
Our customer base consists primarily of companies with national brands in the consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment industries. We sell our solution either directly to our customers or through advertising agencies that act on behalf of our customers. As of December 31, 2016, we had 759 enterprise customers. We have worked with each of the top 20 leading national advertisers and each of the top 10 advertising agencies in the United States as ranked in 2016 by Advertising Age. For the years ended December 31, 2014, 2015 and 2016, no single customer represented more than 10% of our revenue.
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
While the number of our enterprise customers has increased year over year, this number can also fluctuate from quarter to quarter due to the seasonal trends in the advertising spend of our enterprise and other customers, which can impact the timing and amount of revenue we generate from them. For information regarding the seasonality of our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Factors Affecting Our Performance-Seasonality.”
Financial Information about Segments and Geographic Areas
We generate an insignificant amount of revenue and hold an insignificant amount of long-lived assets outside of the United States. For information regarding our reporting segment, revenue and long-lived assets by geographic location, please refer to Note 14 to our consolidated financial statements in this Annual Report on Form 10-K. For information regarding risks associated with our international operations, please refer to the section entitled “Risk Factors.”
Research and Development
Our research and development expenses were $14.7 million, $23.4 million and $26.6 million for the years ended December 31, 2014, 2015 and 2016, respectively. We believe we have made the appropriate level of research and development investments to support ongoing development of our platform and expect to continue to enhance its functionality in addition to advancing new technologies.
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
Our Employees
As of December 31, 2016, we had 379 employees, 367 of whom were based in the United States.
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
As of February 28, 2017, we had six issued U.S. patents, which are expected to expire between 2030 and 2033. We also have 59 pending non-provisional and eight pending patent provisional applications in the United States, and six pending non-U.S. applications. We register certain domain names, trademarks and service marks in the United States and in certain locations outside the United States. We also rely upon common law protection for certain trademarks. In addition, in the ordinary course of business, we license third-party software, enter into third-party relationships and utilize “open source” software to create and distribute our solution.
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

Privacy and Interest-Based Advertising
The use of interest-based digital advertising has come under increasing scrutiny by user advocacy organizations and regulatory agencies in the United States and abroad that focus on digital privacy. More specifically, these groups have voiced concerns about the use of cookies and other digital applications to record an Internet user’s browsing history, and the use of that information to deliver digital advertisements based on inferred interests of such Internet user. We rely upon access to large volumes of user data, including web browsing history, and it is essential that we monitor developments in this area domestically and globally and engage in responsible privacy practices.
We recognize that privacy is important to users and advertisers, and we strictly enforce our privacy and data protection policies. Our privacy policy, which can be found on our website at http://maxpoint.com/us/privacy-policy, explains our privacy practices, as well as the type of data we currently collect and how we use it to provide our services. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.
We rely on data about Internet users, including geolocation information derived from users’ IP addresses and data we receive from our customers about their consumers. Except with respect to our Customer Catalyst product, we do not attempt to associate this anonymous data with data that can be used to identify real people, and we take steps not to collect and store personally identifiable information from any source. The definition of personally identifiable information, or personal data, however, varies by country and continues to evolve. Some jurisdictions, for example, may consider IP addresses to be personal data subject to the same data protection requirements as information understood in the United States to be personal data, such as name, phone number and postal or email addresses. Moreover, government regulation of the collection, storage and use of personally identifiable information continues to evolve. As a result, of all of the foregoing, our technology platform and business practices must be assessed and managed regularly in each jurisdiction in which we do business to avoid violating laws or regulations related to the collection, storage and use of personally identifiable information. Some of our new products, such as Customer Catalyst, offer our customers the ability to validate the activity of their individual consumers by combining specific information about such consumers that is provided by such customer with the data collected through our technology platform.
We are members of, or participants in, industry self-regulatory organizations. Under the requirements of these self-regulatory organizations, in addition to other compliance obligations, we provide consumers with notice about our use of cookies and other tracking mechanisms and our collection and use of data in connection with the delivery of targeted advertising, and we also allow consumers to opt out from receiving targeted advertising that is based on the data we collect about them. These practices are described in our privacy policy.
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
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy and information statements, and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. Copies of our reports on Form 10-K, Form 10-Q and Form 8-K may be obtained, free of charge, electronically through our investor website at http://ir.maxpoint.com, under the headings “Financial Information” and “SEC Filings.”

Item 1A.  Risk Factors.
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline and you could lose part or all of your investment.
Risks Related to Our Business and Industry
Our limited operating history makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.
We commenced operations in 2006 and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we have experienced revenue growth in recent years, we may not be able to sustain this rate of growth or even maintain our current revenue levels. Our rate of intra-quarter revenue growth (the quarterly revenue growth rate as compared to the quarterly growth rate from the prior year’s respective quarter) declined for three of the four quarters for the year ended December 31, 2016 versus the year ended December 31, 2015. We may not be able to slow or reverse this trend, and we may not be able to maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries. Our business prospects will depend in large part on our ability to:

•	build a reputation for a superior solution and create trust and long-term relationships with customers and advertising agencies;

•	develop and launch additional product and service offerings that meet our customers’ evolving needs;

•	distinguish ourselves from competitors in our industry;

•	offer a competitive technology platform;

•	achieve our operating plans;

•	maintain access to financing arrangements, as needed, and comply with the covenants within our current loan and security agreement;

•	maintain and expand our relationships with the real-time bidding, or RTB, exchanges and other programmatic or direct media sources through which we execute our customers’ digital marketing campaigns;

•	respond to evolving industry standards and government regulations that impact our business, particularly in the areas of data collection and consumer privacy;

•	prevent or otherwise mitigate failures or breaches of security or privacy;

•	expand our business internationally; and

•	attract, hire, integrate and retain qualified and motivated employees.
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

We have experienced a slowing, and significant fluctuations, in our rate of revenue growth since the fourth quarter of 2015, as compared to historical trends. The future growth rate of our revenues may decline if we do not improve our level of engagement from new customers and encourage existing customers to allocate a greater portion of their marketing spend to us.
In our fiscal years ended December 31, 2014, 2015 and 2016, our total revenues grew by 61%, 32% and 6%, respectively, as compared to total revenues from the prior fiscal years. In our fiscal quarter ended December 31, 2016, our total revenues grew by 13% as compared to the same quarterly period from our prior fiscal year. The growth rate of our revenues may decline in future periods which may adversely impact the value of our common stock.
Our operating results and key metrics fluctuate, which make our future results difficult to predict and could cause our operating results or key metrics to fall below analysts’ and investors’ expectations.
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

•	the addition or loss of customers, particularly enterprise customers;

•	the growth or reduction of business with current customers or advertising agencies that act on their behalf;

•	changes in demand for and pricing of our products and services;

•	the impact of seasonality on our customers’ businesses and budgets for digital marketing campaigns, particularly our consumer product and retail customers;

•	the introduction of new technologies, products or service offerings by us or our competitors;

•	unpredictable sales cycles;

•	the impact of macroeconomic, market and political factors and trends, including in light of “Brexit,” and other recent political developments;

•	changes in the availability of media inventory through RTB exchanges;

•	changes in our pricing policies, or the pricing policies of our competitors, RTB exchanges or other third-party service providers;

•	changes and uncertainty in the regulatory environment, especially with respect to data privacy and data protection, for us or our customers;

•	changes in our operating expenses and capital expenditures; and

•	costs related to acquisitions of people, businesses or technologies.
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
Our customers are primarily enterprises with national brands in a number of industries. We sell our solution either directly to our customers or through advertising agencies that act on behalf of our customers. A relatively small number of customers have historically accounted for a substantial majority of our revenue. For the years ended December 31, 2014, 2015 and 2016, our top ten customers accounted for approximately 30%, 29% and 30% of our revenue, respectively. For the years ended December 31, 2014, 2015 and 2016, no single customer represented more than 10% of our revenue. We expect that we will continue to depend upon a relatively small number of customers for a substantial majority of our revenue for the foreseeable future while we continue to broaden our customer base. As a result, if we fail to successfully attract or retain customers, or if existing customers reduce or delay their marketing spend with us, our business, results of operations and financial condition would be harmed. Moreover, a significant portion of our customers’ products are purchased at a limited number of large national retailers. Any material decline in these customers’ sales at the physical retail locations of these large national retailers may adversely impact our business.

We rely on advertising agencies that act on behalf of our customers for a substantial majority of our revenue. The loss of any such relationships or increased competition from such advertising agencies or agency trading desks could materially harm our business.
We rely on advertising agencies that act on behalf of our customers for a substantial majority of our revenue. Multiple advertising agencies operating within one global advertising network represented numerous customers accounting for approximately 13% of our revenue for the year ended December 31, 2016. In addition, for reasons specific to individual agencies, some agencies may not recommend us to the national brands they represent, even if our solution is more effective than alternative solutions. Certain of those agencies have created or are creating their own competitive solutions, referred to as agency trading desks. Agency trading desks are independent units within agency holding companies that centralize the buying and optimization of programmatic or biddable media to serve advertising agencies within the holding company. If agency trading desks are successful in leveraging agency relationships with our customers or agencies assist our customers in transitioning to other self-service platforms, we may be unable to compete successfully even if our solution is more effective. In addition, agencies are increasingly helping the advertisers they represent select self-service platforms.
If we fail to develop new solutions and services or enhance our existing solution and services, we may not attract and retain customers, and our revenue and results of operations may decline.
We compete for customers that want to execute digital marketing campaigns. Our industry is subject to rapid changes in standards, technologies, products and service offerings, as well as advertiser expectations. We continuously need to invest in our technology and research and development to develop new solutions and services and enhance our existing solution and services to meet advertiser demands and respond to industry changes. For example, in the third quarter of 2016, we announced Customer Catalyst, an enhanced service offering linking permission-based customer relationship marketing data to specific household devices, and PathPoint, a wireless activity-sensing device offering which gathers data on consenting shoppers’ in-store activity. Customer demands, superior competitive offerings or new industry standards or legal requirements could render our new or existing solutions unattractive, unmarketable or obsolete and require us to make substantial changes to our technology platform or business model. Our failure to adapt to a rapidly changing market, to anticipate customer demand, successfully launch recently announced product offerings or effectively utilize third party relationships could harm our business and our financial performance.
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
We intend to continue to make investments to support our business and may require additional funds to respond to business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in additional public or private equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business and respond to business challenges could be significantly impaired, and our business may be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Operating and Capital Expenditure Requirements.”
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
Technologies have been developed, and will likely continue to be developed, that may block the display of our advertisements, particularly advertising displayed on personal computers and mobile platforms. Some consumers download and use “ad-blocking” software, which can prevent web browsers (for example, Firefox, Google Chrome and others) from interacting with or downloading advertising, or preventing advertisements from being displayed once served. Revenue generated from the display of advertisements on personal computers and mobile platforms may be impacted by these technologies from time to time. If the use of ad blocking technologies become more prevalent, it could hamper our ability to optimally serve advertisements for marketing campaigns, and may have an adverse effect on our financial results in the future.
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
The sales cycle for our solution, from initial contact with a potential lead to agreement execution and implementation, varies widely by customer, and typically ranges from one to six months. Some of our customers undertake an evaluation process that involves not only our solution but also those of our competitors, which can delay purchase decisions. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our solution. If sales expected from a customer are not realized in the time period expected or not realized at all, if a customer terminates its agreement with us or changes its advertising budget allocations, agency affiliations or marketing strategies, our business, operating results and financial condition could be adversely affected.

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
Our success in the mobile channel depends upon the continued ability of our technology platform to integrate with mobile inventory suppliers and provide advertising for most mobile connected devices, as well as integrate with the major operating systems that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems is controlled by third parties with which we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Technologies have been developed, and will likely continue to be developed, that can block the display of our advertisements, in particular with respect to mobile platforms. Network carriers may also impact the ability to access specified content on mobile devices or to identify the specific location of such devices. If our solution is or becomes unable to work on these devices or operating systems, either because of technological constraints or because a maker of these devices or developer of these operating systems wishes to impair our ability to provide advertisements on them, our ability to generate revenue could be significantly harmed.
Legal claims resulting from the actions of our customers could damage our reputation and be costly to defend.
We do not independently verify whether the content of the advertisements we deliver is legally permitted. We typically receive representations from customers that the content of the advertising that we place on their behalf is lawful. We also rely on representations from our customers that they have obtained all necessary permissions, and maintain adequate privacy policies that allow us to place cookies and other tracking mechanisms on their websites and collect data from users that visit those websites to aid in delivering our solution. If any of these representations are untrue and our customers do not abide by federal, state, local or foreign laws governing their content or privacy practices we may become subject to legal claims, we will be exposed to potential liability (for which we may or may not be indemnified), and our reputation may be damaged.
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
Our business and potential future service offerings may expose us to potential product liability risks. Although we maintain insurance policies, there can be no assurance that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost. Further, we cannot provide any assurance that our insurance will provide adequate coverage against potential liabilities if a future product causes harm or fails to perform as promised, adequate product liability insurance will continue to be available in the future or our insurance can be maintained on acceptable terms. The obligation to pay any product liability claim in excess of whatever insurance we are able to obtain would increase our expenses and could harm our business, operating results and financial condition.
Our historical revenue growth has masked seasonal fluctuations in advertising activity. If growth declines or seasonal patterns become more pronounced, seasonality could have a material impact on our results.
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
We incurred net losses of $13.0 million, $22.5 million and $17.9 million in 2014, 2015 and 2016, respectively. As of December 31, 2016, we had an accumulated deficit of $69.2 million. Although our revenue has increased in recent years, we may not be able to achieve or sustain profitability or this revenue growth rate. If we do not achieve and sustain profitability, our revenue growth rate declines or our expenses exceed expectations, our financial performance will be adversely affected.
Any forecasts that we have utilized, provided or may provide in the future may prove to be inaccurate, and even if the markets in which we compete achieve forecasted growth, we cannot assure you our business will grow at similar rates, if at all.
Forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Forecasts relating to the expected growth in advertising and other markets may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
We do not have long-term commitments from our customers, and we may not be able to retain customers or attract new customers to sustain or grow current revenue.
Most of our customers do business with us by placing insertion orders for particular digital marketing campaigns, either directly or through advertising agencies that act on their behalf. We rarely have any commitment from a customer beyond the campaign governed by a particular insertion order, and we frequently must compete to win further business from a customer. In accordance with the Interactive Advertising Bureau our insertion orders may also be cancelled by customers or their advertising agencies prior to the completion of the campaign without penalty. As a result, our success is dependent upon our ability to outperform our competitors and win repeat business from existing customers, while continually expanding the number of customers for which we provide services. Because we rarely have long-term agreements, we may not accurately predict future revenue streams, and we cannot guarantee that our current customers will continue to use our solution, or that we will be able to replace departing customers with new customers that provide us with comparable revenue.

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
We have historically depended on display advertising. A decrease in the use of display advertising, or our inability to further penetrate display, mobile, social and video advertising channels would harm our business, growth prospects, operating results and financial condition.
Historically, our customers have predominantly used our solution for display advertising, and our revenue is derived from advertisers, typically through their agencies, that use our solution. We expect that display advertising will continue to be a significant channel for our customers. If our customers were to lose confidence in the value or effectiveness of display advertising, the demand for our solution may decline. In addition, our failure to achieve market acceptance of our solution for mobile, social and video advertising would harm our growth prospects, operating results and financial condition.

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
As the use of cookies has received ongoing media attention over the past several years, some government regulators and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their web browser, not to have their website browsing history recorded. All the major Internet browsers have implemented some version of a “Do Not Track” setting. In the past, Microsoft’s Internet Explorer 10 included a “Do Not Track” setting that was selected “on” by default. However, there is no definition of “tracking,” no consensus regarding what message is conveyed by a “Do Not Track” setting and no industry standards regarding how to respond to a “Do Not Track” preference. It is possible that we could face competing policy standards, or standards that put our business model at a competitive disadvantage to other companies that collect data from Internet users and may not be required to adhere to a Do Not Track policy standard, standards that reduce the effectiveness of our solution, or standards that require us to make costly changes to our solution. The Federal Trade Commission has stated that it will pursue a legislative solution if the industry cannot agree upon a standard. The “Do-Not-Track Online Act of 2015” was introduced in the United States Senate in December 2015. If a “Do Not Track” web browser setting is adopted by many Internet users, and the standard either imposed by state or federal legislation, or agreed upon by standard setting groups, requires us to recognize a “Do Not Track” signal and prohibits us from using non-personal data as we currently do, then that could hinder growth of advertising and content production on the web generally, and limit the quality and amount of data we are able to store and use, which would cause us to change our business practices and have a material adverse effect on our business.
Legislation and regulation of online businesses, including privacy and data protection regimes, could create unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our technology platform or business model, which may have a material adverse effect on our business.
Government regulation could increase the costs of doing business online. U.S. and foreign governments have enacted or are considering enacting legislation related to online advertising, and we expect to see an increase in legislation and regulation related to advertising online, the use of geo-location data to inform advertising, the collection and use of anonymous Internet user data and unique device identifiers, such as IP address or unique mobile device identifiers, and other data protection and privacy regulation. Revelations about bulk online data collection by the National Security Agency, and news articles suggesting that the National Security Agency may gather data from cookies placed by Internet advertisers to deliver interest-based advertising, may further interest governments in legislation regulating data collection by commercial entities, such as advertisers, publishers and technology companies that serve the advertising industry. Such legislation could affect the costs of doing business online and could reduce the demand for our solutions or otherwise harm our business, financial condition and results of operations. A wide variety of provincial, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While historically we have not collected data that is traditionally considered personal data by U.S. regulators, such as name, email address, address, phone numbers, social security numbers, credit card numbers, financial or health data, we typically do collect and store IP addresses and other device identifiers, that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. Evolving and changing definitions of personal data and consumer consent within the EU, the United States and elsewhere, especially relating to classification of IP addresses, machine or device identifiers, location data and other information, have in the past, and could in the future, cause us to change our business practices or limit or inhibit our ability to operate or expand our business. For example, in February 2016, the European Commission and the U.S. reached a political agreement on the EU-US Privacy Shield, a new framework for data flows between the two jurisdictions. The EU-US Privacy Shield will impose more significant obligations on U.S. companies, including us, to protect the personal information of European citizens and also will require stronger monitoring and enforcement of personal privacy by the U.S. Department of Commerce and the Federal Trade Commission. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.
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
Our ability to deliver our business intelligence and marketing automation software solution depends on our ability to successfully leverage significant amounts of data, including data that we collect from our customers and acquire from third parties, as well as raw data captured by our proprietary consumer purchase intent model. The foundation of our local targeting is our proprietary Digital Zip architecture, a digital grid of households organized into specific neighborhoods, or Digital Zips. We have approximately 44,000, 39,000 and 5,300 Digital Zips in the United States, Europe and Canada, respectively. We create a profile for each Digital Zip by using third-party data and proprietary data captured by our consumer purchase intent model, including IP addresses and consumer online browsing data, and any limit to our access or use of these types of data could impact our ability to match the most likely community of local buyers with specific products, which could have an adverse effect on our ability to successfully execute our customers’ digital marketing campaigns on a real-time basis. Our customers often share with us enterprise data, such as point of sale and spending information, and certain customers provide us with supply chain management and customer relationship management data, which may include household-level data. If our enterprise customers do not share their data, our ability to scale and provide our solution could be adversely affected. In addition, our ability to successfully leverage vast amounts of data is dependent upon our continued ability to access and utilize up-to-date data. Our ability to access and use such data could be restricted by a number of factors, including consumer choice, restrictions imposed by our customers, changes in technology and new developments in laws, regulations and industry standards. If the data we utilize is out-of-date or stale, our predictions, recommendations and business intelligence will be ineffective and our reputation will suffer. Further, we sometimes use cookies and other tracking mechanisms to deliver our solution, and certain web browsers, including Safari, currently block or are planning to block some or all third-party cookies by default. As a result, we could be blocked from serving advertisements on the basis of cookies to users that utilize web browsers that block third-party cookies. Any limitation on our ability to collect data would make it more difficult for us to deliver effective solutions that meet the needs of national brands. This, in turn, could adversely affect our business and operating results.
We may experience outages and disruptions of our services or experience data security incidents if we fail to maintain adequate security and supporting infrastructure our systems, which may harm our brand and reputation, result in regulatory enforcement, actions or litigation and negatively impact our revenue and results of operations.
Creating the appropriate support for our technology platform, including storing large amounts of data and managing our computational infrastructure, is expensive and complex, and our failure to create and maintain such support, particularly as we scale our system to support our business, could result in operational inefficiencies, disruptions or failures and increased vulnerability to cyber-attacks. Cyber-attacks could diminish the quality of our services and our performance for customers. Cyber-attacks could include denial-of-service attacks impacting service availability (including the ability to deliver advertisements) and reliability; the exploitation of software vulnerabilities in Internet-facing applications; social engineering of system administrators (tricking company employees into releasing control of their systems to a hacker) or the introduction of computer viruses or malware into our systems with a view to steal confidential or proprietary data. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and our data or our customers’ data. In addition, we are vulnerable to unintentional errors or malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, or unintentionally or intentionally alter parameters or otherwise interfere with the intended operations of our platform. The steps we take to increase the reliability, integrity and security of our systems as they scale may be expensive and may not prevent system failures or unintended vulnerabilities resulting from the increasing number of persons with access to our systems, complex interactions within our technology platform, the increasing number of connections with third-party partners and vendors’ technology and the increasing volume of data analyzed by our systems. If we experience a security incident involving consumer data, or we do not comply with legal requirements or industry standards concerning data security, we could face regulatory enforcement actions or private litigation. Operational errors or failures or successful cyber-attacks also could result in damage to our reputation and loss of customers and other business partners which could harm our business. In addition, we could be adversely impacted by outages and disruptions in the online platforms of our key business partners, such as the RTB exchanges, which we rely upon for access to inventory.

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
Our business depends in part on providing our customers with a service that they trust, and we have contractual commitments to take reasonable measures to prevent customers’ advertisements from appearing on undesirable websites or on certain websites that they identify. We use proprietary technology to detect click fraud and block inventory that we suspect to be fraudulent. We also use third-party services in an effort to prevent our customers’ advertisements from appearing on undesirable websites. Preventing and combating fraud requires constant vigilance, and we may not always be successful in our efforts to do so. We may serve advertising on web sites that are objectionable to our customers, and we may lose the trust of our customers, which would harm our brand and reputation and negatively impact our business, financial condition and results of operations. We may also inadvertently purchase inventory that proves to be unacceptable for digital marketing campaigns, such as advertising inventory on objectionable or undesirable websites, in which case we would be responsible for the cost and could not bill that cost to any customer.
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
The amount, quality and cost of inventory and impressions available to us can change at any time. For the year ended December 31, 2016, five RTB exchanges each provided 10% or more of our total impression purchases. These five exchanges together accounted for approximately 89% of our total impression purchases, with the largest exchange accounting for approximately 24%. If we are not able to access the impressions on any of these exchanges due to a change in our relationship with that exchange or the exchange experiences financial difficulty, our revenue could decline and growth could be impeded.
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
We have developed our sales and marketing teams to educate potential and prospective customers, either directly or through the advertising agencies that act on their behalf, about the value of our solution. We are often required to explain how our solution can optimize brand and retail performance through digital marketing campaigns and measurement in real time. We often spend substantial time and resources responding to requests for proposals from potential customers or their advertising agencies, including developing material specific to the needs of such potential customers. We may not be successful in attracting new customers despite our efforts in our business development, sales and marketing organizations.
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
Our growth depends, in part, on the success of our strategic relationships with third parties, including strategic data relationships to facilitate the delivery of our solution and reliable management of Internet traffic.
We anticipate that we will continue to depend on various third-party relationships to grow our business. We continue to pursue additional relationships with third parties, such as data integration alliances, technology and content providers, RTB exchanges, market research companies, co-location facilities and other strategic partners. Identifying, negotiating and documenting relationships with third parties requires significant time and resources as does integrating third-party data and services.
Our agreements with providers of technology, data, computer hardware, co-location facilities, RTB exchanges and our third-party data integration alliances are typically non-exclusive, do not prohibit them from working with our competitors or from offering competing services and do not typically have minimum purchase commitments. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce purchases of our solution. In addition, these third parties may not perform as expected under our agreements with them, and we may have disagreements or disputes with such third parties, which could negatively affect our brand and reputation.
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
Our business depends on the overall demand for advertising and on the economic health of the national brands that are our current and prospective customers. Economic downturns or instability in political or market conditions may cause current or new customers to reduce or reallocate their advertising budgets or choose lower cost alternative providers. Adverse economic conditions and general uncertainty about economic recovery are likely to affect our business prospects. Concern over such downturns or economic recovery could cause customers to delay, decrease or cancel purchases of our solution; and expose us to increased credit risk on customer orders, which, in turn, could negatively impact our business, financial condition and results of operations. In addition, concern over continued geopolitical turmoil in many parts of the world have and may continue to put pressure on global economic conditions, which could lead to reduced spending on advertising.
Failure to comply with industry standards could harm our reputation and our business.
If we make mistakes in the future, or our opt-out mechanisms fail to work as designed, or if Internet users misunderstand our technology, we may, as a result, be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies or other accountability groups. Any such action against us could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources and be damaging to our reputation and our business.
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
As of December 31, 2016, we had 367 employees in the United States and 12 employees in the United Kingdom, compared with 395 employees in the United States and 11 employees in the United Kingdom as of December 31, 2015. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, passion for customers and focus on execution, while facilitating knowledge sharing across our organization. As we continue to develop and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
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

Our international business also subjects us to the impact of global and regional recessions and economic and political instability, including instability surrounding “Brexit,” costs and difficulties in managing a distributed workforce, potentially adverse tax consequences in the United States and abroad and restrictions on the repatriation of funds to the United States. Our failure to manage these risks and challenges successfully could materially and adversely affect our business, financial condition and results of operations.
Fluctuations in the exchange rates of foreign currencies could negatively impact our financial results.
We anticipate international sales and operations to become an increasingly important part of our business. Such sales and operational expenses may be subject to unexpected regulatory requirements and other barriers. Any fluctuation in the exchange rates of these foreign currencies, particularly in light of the “Brexit” vote and other recent political developments, may negatively impact our business, financial condition and results of operations. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets. In addition, those activities may be limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses.
Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our solution without compensating us, thereby eroding our competitive advantages and harming our business.
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the intellectual property laws of the United States, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected. We rely on trademark, copyright, trade secret and patent laws, confidentiality procedures and contractual provisions to protect our proprietary methods and technologies. Our patent strategy is still in its early stages and while we have a small number of pending patent applications, valid patents may not be issued from our pending applications, and the claims eventually allowed on any patents may not be sufficiently broad to protect our technology or offerings and services. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the America Invents Act, and other national governments and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain adequate patent protection, or to prevent third parties from infringing upon or misappropriating our intellectual property.
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
We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. At December 31, 2016, we had U.S. federal net operating loss carryforwards, or NOLs, of $57.2 million, state NOLs of $48.8 million and foreign operating loss carry forwards of $7.1 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We believe that we experienced an ownership change under Section 382 of the Code in prior years that may limit our ability to utilize a portion of the NOLs. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOLs may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.
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
The trading price of our common stock has been and may be volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2015, the price of our common stock on the New York Stock Exchange, or beginning May 13, 2016 on the Nasdaq Global Market, or Nasdaq, as adjusted for a 1-for-4 reverse stock split of our outstanding capital stock on April 25, 2016, has ranged from a low of $3.85 to a high of $44.96 through March 1, 2017. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations. Factors that could cause fluctuations in the trading price of our common stock, in addition to those in this “Risk Factors” section, include the following:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;

•	competitive factors;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations or key metrics;

•	whether our results of operations or key metrics meet our forecasts or the expectations of securities analysts or investors or those expectations change;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries, or both;

•	the impact of macroeconomic, market and political factors and trends, including in light of “Brexit,” and other recent political developments;

•	major catastrophic events;

•	sales of large blocks of our common stock;

•	departures of key employees;

•	our ability to raise capital when required or refinance our debt or both; or

•	an adverse impact on the company from any of the other risks cited in this report.
In addition, if the market for technology stocks or the stock market, in general, experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation, and we are presently the target of the securities litigation described under “Legal Proceedings.” Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.
Insiders will continue to have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors and executive officers and their affiliates, in the aggregate, beneficially own approximately 57% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2016. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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

We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline
The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting and to report any material weaknesses in such internal control. Beginning this fiscal year, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in this Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. As a result, we incurred, and anticipate that we will continue to incur, additional professional fees and internal costs to develop our accounting and finance functions and that we will continue to expend significant management efforts.
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
If we identify material weaknesses in our internal control over financial reporting, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to maintain proper and effective internal controls, if we are unable to assert that our internal control over financial reporting are effective, or if we are not able to produce timely and accurate financial statements, investors may lose confidence in our financial reports and the market price of our common stock could be negatively affected. We could also then be subject to sanctions or investigations by the Nasdaq, the Securities and Exchange Commission, or SEC, or other regulatory authorities.

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
On March 4, 2016, our board of directors approved a stock repurchase program of up to $4.0 million. For the year ended December 31, 2016, 15,197 shares were repurchased for $0.1 million under this program. As of December 31, 2016 we had the ability to repurchase up to $3.9 million of common stock under the program. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.
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
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
Our corporate headquarters are located in Morrisville, North Carolina, where we occupy facilities totaling approximately 48,648 square feet under a lease which expires in June 2019. We use these facilities for our principal administration, sales and marketing, technology and development and engineering activities. We also maintain additional offices in Austin, Texas, which we use primarily for software development, and Atlanta, Georgia; Chicago, Illinois; Cincinnati, Ohio; London, United Kingdom; Los Angeles, California; Minneapolis, Minnesota; New York City, New York and Rogers, Arkansas, which we use primarily for sales and marketing. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
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
On February 13, 2017, the United States District Court for the Southern District of New York filed a Memorandum Opinion and Order dismissing the First Amended Complaint against us, the individual defendants and the underwriter defendants. The Plaintiff filed a motion with the Court to reconsider the Order of dismissal and reinstate the claims against the defendants on February 27, 2017. We anticipate filing an opposition brief by no later than March 13, 2017.

We dispute the claims alleged in the lawsuit and will continue to defend this matter vigorously.
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
Item 4.  Mine Safety Disclosures.
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Since May 13, 2016, our common stock has traded on the Nasdaq Global Market of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “MXPT.” From March 6, 2015, the first trading day after the closing of our initial public offering, until May 12, 2016, our common stock publicly traded on the New York Stock Exchange under the symbol “MXPT.” Prior to our initial public offering, there was no public trading market for our common stock.
The following tables set forth the high and low sales prices of our common stock for the periods indicated, as adjusted for the April 25, 2016 1-for-4 reverse stock split of our outstanding shares of capital stock.

Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$9.40	$4.64
Second Quarter	$11.25	$6.72
Third Quarter	$11.94	$7.97
Fourth Quarter	$9.40	$5.91

Fiscal Year Ended December 31, 2015	High	Low
First Quarter (since March 6, 2015)	$44.96	$36.80
Second Quarter	$40.56	$26.92
Third Quarter	$40.56	$15.72
Fourth Quarter	$22.32	$5.28
Stockholders
As of March 1, 2017, we had 54 holders of record for our common stock. The actual number of stockholders is greater than this number of record holders because it includes stockholders who are beneficial owners but whose shares are held of record in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.
Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following graph shows a comparison of the cumulative total return on an initial investment of $100 in our common stock on March 6, 2015 (the date our common stock commenced public trading) through December 31, 2016, with the cumulative total return of such amount on the Standard & Poor’s SmallCap 600 Information Technology Index (“S&P SmallCap 600 Information Technology Index”), The Nasdaq Composite Index (“Nasdaq Composite”), the Dow Jones Industrial Average Index and Russell 2000 Index for the same period. We have never paid any cash dividends on our common stock, and we do not include cash dividends in the representation of our performance. The data for the S&P SmallCap 600 Information Technology Index, the Nasdaq Composite, the Dow Jones Industrial Average Index and Russell 2000 Index assumes reinvestments of dividends. The graph also assumes our closing sales price on March 6, 2015 of $39.04, as adjusted for the April 25, 2016 1-for-4 reverse stock split, as the initial value of our common stock. After 2016, we will no longer provide a comparison to the Dow Jones Industrial Average Index or the Russell 2000 Index, as we transferred the listing of our stock to the Nasdaq Global Market on May 13, 2016.
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

Item 6. Selected Financial Data.
The following tables set forth our selected consolidated financial data. The following selected consolidated statements of operations data for the years ended December 31, 2014, 2015 and 2016 and the selected consolidated balance sheet data as of December 31, 2015 and 2016 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following selected consolidated statements of operations data for the years ended December 31, 2012 and 2013 and the selected consolidated balance sheet data as of December 31, 2012, 2013 and 2014 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2012	2013	2014	2015	2016

	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$35,072	$66,068	$106,460	$140,127	$149,109
Traffic acquisition costs	16,485	27,712	44,534	53,799	51,120
Other cost of revenue	2,982	3,904	8,283	14,881	19,936
Gross profit	15,605	34,452	53,643	71,447	78,053
Operating expenses:
Sales and marketing	12,938	20,475	38,472	52,718	49,812
Research and development	5,376	8,666	14,656	23,444	26,576
General and administrative	4,043	5,217	11,318	15,666	18,476
Total operating expenses	22,357	34,358	64,446	91,828	94,864
(Loss) income from operations	(6,752)	94	(10,803)	(20,381)	(16,811)
Other expense (income):
Interest expense	21	268	1,315	1,250	987
Interest income	—	—	—	—	(3)
Amortization and write-off of debt discount	—	—	170	1,108	—
Amortization and write-off of deferred financing costs	6	15	32	197	56
Derivative fair value adjustment related to common stock warrants	—	—	671	(482)	—
Other expense	(19)	(2)	(2)	(1)	—
Total other expense	8	281	2,186	2,072	1,040
Loss before income taxes	(6,760)	(187)	(12,989)	(22,453)	(17,851)
Provision for income taxes	—	—	—	—	—
Net loss	$(6,760)	$(187)	$(12,989)	$(22,453)	$(17,851)
Net loss per basic and diluted share of common stock (1)	$(8.53)	$(0.20)	$(13.25)	$(4.12)	$(2.71)
Weighted-average shares used to compute net loss per basic and diluted share of common stock (1)	792,598	927,094	980,351	5,452,231	6,592,424

	Year Ended December 31,
	2012	2013	2014	2015	2016

	(in thousands)
Revenue ex-TAC: (2)
Revenue	$35,072	$66,068	$106,460	$140,127	$149,109
Less: traffic acquisition costs	16,485	27,712	44,534	53,799	51,120
Revenue ex-TAC	$18,587	$38,356	$61,926	$86,328	$97,989

	Year Ended December 31,
	2012	2013	2014	2015	2016

	(in thousands)
Adjusted EBITDA: (3)
Net loss	$(6,760)	$(187)	$(12,989)	$(22,453)	$(17,851)
Adjustments:
Interest expense	21	268	1,315	1,250	987
Interest income	—	—	—	—	(3)
Amortization and write-off of debt discount	—	—	170	1,108	—
Amortization and write-off of deferred financing costs	6	15	32	197	56
Provision for income taxes	—	—	—	—	—
Depreciation and amortization	1,063	1,956	3,071	6,074	9,799
Stock-based compensation	553	579	2,339	3,857	4,409
Change in fair value of warrants	1	—	671	(482)	—
Adjusted EBITDA	$(5,116)	$2,631	$(5,391)	$(10,449)	$(2,603)

	Year Ended December 31,
	2012	2013	2014	2015	2016

	(in thousands)
Depreciation and amortization expense included above:
Other cost of revenue	$567	$949	$1,708	$4,262	$6,981
Sales and marketing	179	337	387	410	509
Research and development	266	599	900	1,314	2,184
General and administrative	51	71	76	88	125
Stock-based compensation expense included above:
Other cost of revenue	$2	$6	$20	$92	$106
Sales and marketing	137	212	505	897	887
Research and development	155	276	756	1,358	1,687
General and administrative	259	85	1,058	1,510	1,729

(1)
All share, per-share and related information have been adjusted, where applicable, to reflect the impact of a 1-for-2 reverse stock split of our capital stock, which was effected on February 20, 2015 and a 1-for-4 reverse stock split of our capital stock, which was effected on April 25, 2016.

(2)
We define Revenue ex-TAC as revenue less traffic acquisition costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures and Operating Performance Metrics” for more information as to the limitations of using non-GAAP financial measures and for the reconciliation of Revenue ex-TAC to revenue, the most directly comparable financial measure calculated in accordance with GAAP.

(3)
We define Adjusted EBITDA as net loss before income taxes, interest, amortization and write-off of debt discount, amortization and write-off of deferred financing costs and depreciation and amortization, adjusted to eliminate stock-based compensation expense and change in fair value of common stock warrant liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures and Operating Performance Metrics” for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.

	As of December 31,
	2012	2013	2014	2015	2016

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,831	$8,805	$12,949	$41,143	$24,221
Accounts receivable, net	15,028	24,233	41,303	43,336	43,432
Restricted cash, short-term	—	—	—	1,861	—
Restricted cash, long-term	2,000	3,500	4,900	—	—
Working capital	16,431	20,611	29,194	32,988	19,581
Total assets	31,082	42,750	73,697	107,286	89,315
Short-term debt	—	—	—	31,225	27,489
Long-term debt, net	10,718	17,761	44,127	—	—
Total liabilities	19,689	30,886	72,380	55,553	50,767
Total convertible preferred stock	25,476	25,476	25,476	—	—
Total stockholders’ (deficit) equity	(14,083)	(13,612)	(24,159)	51,733	38,548

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
We are a marketing technology company that generates hyperlocal intelligence to optimize brand and retail performance. We provide a platform for brands to connect the digital world with the physical world through hyperlocal execution, measurement and consumer insights. We offer a leading business intelligence and marketing automation software service, which we refer to as our solution, that enables national brands to drive local, in-store sales. National brands use our MaxPoint Intelligence Platform to predict the most likely local buyers of a specific product at a particular retail location and then execute cross-channel digital marketing campaigns to reach these buyers. We continue to develop new ways to utilize consumer intelligence and achieve greater household-level activation across all digital channels. Customer Catalyst, or Catalyst, one of our most recent product initiatives, enriches and activates permission-based customer relationship marketing, or CRM, lists across the full digital marketing stack. Catalyst continuously enriches what companies know about their customers by adding real-time purchase intent profiles, preferred retailers and same-day co-visitation data to each customer record. Catalyst also connects select devices in a household to its CRM record by associating physical addresses to digital audiences.

The foundation for our local targeting is our proprietary Digital Zip architecture, a digital grid of households organized into specific neighborhoods, or Digital Zips, which can be as small as a couple of city blocks. We have approximately 44,000, 39,000 and 5,300 Digital Zips in the United States, Europe and Canada, respectively. Through a combination of our proprietary and third-party data, we create a profile for each Digital Zip based on shared demographic and financial traits, such as family size, income level, education, age and historical purchasing behavior. Business intelligence is at the core of our solution, which leverages high-velocity data processing and proprietary statistical models to continuously analyze up to 106 billion daily data attributes to delineate consumers’ real-time purchase intent. By identifying and reaching only the most likely local buyers with digital customized product offers for local stores, national brands can more efficiently and effectively run local marketing campaigns, thereby increasing in-store sales and reducing wasted marketing spend associated with traditional approaches. We provide a technology-driven alternative to traditional local marketing methods for national brands across a number of industries where transactions take place predominantly offline, such as consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment.

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

The MaxPoint Intelligence Platform is a cloud-based software service that enables us to predict local demand for national brands based on consumers’ purchase power and intent and manage customized digital advertisements containing in-store offers and promotions to reach consumers at a local level across display, mobile, social and video channels. Through marketing automation and direct integrations with RTB exchanges, our platform delivers customized digital advertisements containing product and store specific promotions to local consumers across display, mobile, social and video channels. National brands can then measure the offline sales impact of those digital marketing campaigns to optimize future campaigns and budgets and manage in-store supply levels. Our customers typically pay us on a cost per thousand impressions, or CPM, model based on the number of impressions we deliver through our platform for each marketing campaign.

Our diverse customer base consists primarily of enterprises with national brands in the consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment industries. We sell our solution either directly to our customers or through advertising agencies that act on behalf of our customers. We have worked with each of the top 20 leading national advertisers and each of the top 10 advertising agencies in the United States as ranked in 2016 by Advertising Age. As of December 31, 2016, we had 759 enterprise customers as described in “Non-GAAP Financial Measures and Operating Performance Metrics.” Our customer agreements typically have terms of less than three months and are cancelable at any time, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria. Our revenue recognition policies are discussed in more detail under “Critical Accounting Policies and Significant Judgments and Estimates.”
We generated revenue of $106.5 million, $140.1 million and $149.1 million for the years ended December 31, 2014, 2015 and 2016, respectively, representing year-over-year increases of 32% and 6%, respectively. Revenue less traffic acquisition costs, which we refer to as Revenue ex-TAC, was $61.9 million, $86.3 million and $98.0 million for the years ended December 31, 2014, 2015 and 2016, respectively, representing year-over-year increases of 39% and 14%, respectively. We recorded a net loss of $13.0 million, $22.5 million and $17.9 million for the years ended December 31, 2014, 2015 and 2016, respectively. Our Adjusted EBITDA was $(5.4) million, $(10.4) million and $(2.6) million for the years ended December 31, 2014, 2015 and 2016, respectively. Revenue ex-TAC and Adjusted EBITDA are financial measures not calculated in accordance with U.S. generally accepted accounting principles, or GAAP. Please refer to “Non-GAAP Financial Measures and Operating Performance Metrics” for information on Revenue ex-TAC and Adjusted EBITDA and for a reconciliation of Revenue ex-TAC to revenue and Adjusted EBITDA to net loss, respectively, the most directly comparable GAAP financial measures.
Since our inception in 2006, we have focused on developing our solutions to address the challenges that national brands experience with local marketing. During our early years, we focused largely on product development, which resulted in the introduction of our MaxPoint Intelligence Platform in 2011 as a service primarily run by us on behalf of our customers. Since 2013, our customers have also had the ability to directly interface with the MaxPoint Intelligence Platform software service. We have grown our revenue from $106.5 million for the year ended December 31, 2014 to $149.1 million for the year ended December 31, 2016, representing a compound annual growth rate, or CAGR, of 18%. To date, substantially all of our revenue has come from sales in the United States.
Our goal is to be the leading strategic partner assisting national brands in driving local, in-store sales and to deliver better informed marketing for our customers by combining our proprietary technology and data with each customer’s enterprise data. Our strategy is to expand accessibility to MaxPoint’s data and intelligence, enhance our products and more closely integrate with our customers and grow internationally. The core elements of our strategy include increasing our share of existing customer spend, acquiring new customers, further penetrating new industries, continuing to innovate and invest in our technology and expanding internationally. To accomplish our goal, we plan to invest for long-term growth. While these investments will likely reduce our profitability in the near term, we believe they will contribute to our long-term growth. Depending upon the success and timing of our strategy, we may need to raise additional capital through equity or debt financings, raise additional capital from other sources, or reduce operating expenditures.
We face a variety of challenges and risks, which we will need to address and manage as we pursue our strategy. In particular, if we are to remain competitive, we will need to continue to innovate in the face of a rapidly changing advertising landscape and need to effectively manage our business. Our senior management continuously focuses on these and other challenges, and we believe that our culture of innovation and our history of growth will contribute to the success of our business. We cannot, however, assure you that we will be successful in addressing and managing the many challenges and risks that we face.
Key Factors Affecting Our Performance
Increasing Share of Spend from Existing Customers
While we have a significant customer base, we believe we must retain and capture an increasing share of our existing customers’ marketing budgets in order for additional market penetration, growth and future revenue. We intend to expand our footprint with our existing advertiser customers by working with a larger number of their national brands and by growing the number of geographies, regions and individual stores for which they use our software solution. We also plan to invest in our sales organization, such as the development of the MaxPoint Solutions Group, to deepen and strengthen our relationships and further integrate with existing customers.

In order to assess our progress in capturing spend from existing advertiser customers, we measure revenue retention from classes of our customers. We first categorize each of our customers by the initial year in which we recognize revenue from providing our solution to them, which we refer to as a class. Once the relevant class population is determined, we analyze the year-over-year impact of our continuing relationships. Class updates may occur based on changes within the industry, such as customer divestitures or consolidations that adjust our initially defined cohort. These changes are reflected prospectively based on the year of any reclassifying transaction. The percentage revenue changes from the prior year by class of total customers from 2012 through 2016 is summarized as follows:

	2013 vs. 2012	2014 vs. 2013	2015 vs. 2014	2016 vs. 2015
Total customers—Class of 2012	39%	35%	39%	(4)%
Total customers—Class of 2013	—	55%	1%	(1)%
Total customers—Class of 2014	—	—	(6)%	(8)%
Total customers—Class of 2015	—	—	—	(27)%
In addition, we also evaluate the revenue changes from our top 25 customers for a given class year. We analyze the median annual revenue from the customers from which we recognize revenue in a given period. We only include continuing customers when calculating the median annual revenue of a given class. The revenue change from these customer classes from 2012 through 2016 are summarized as follows (in thousands):

	2012	2013	2014	2015	2016
Class of 2012	$601	$817	$1,035	$830	$704
Class of 2013	—	1,027	1,283	1,581	1,221
Class of 2014	—	—	1,500	1,789	1,586
Class of 2015	—	—	—	1,848	1,660
Class of 2016	—	—	—	—	1,995
As an additional example of the growth of acceptance of our solution, our engagement with our top 25 customers for each of 2012, 2013, 2014, 2015 and 2016 is summarized as follows:

	2012	2013	2014	2015	2016
Revenue from top 25 customers (in millions)	$18.9	$36.8	$51.7	$66.5	$70.2
Percent of total revenue from top 25 customers	54%	56%	49%	47%	47%
Average revenue from top 25 customers (in thousands)	$757	$1,474	$2,068	$2,659	$2,807
Total campaigns for top 25 customers	940	2,131	3,298	4,340	6,469
Average campaigns from top 25 customers	38	85	132	174	259
Minimum revenue from top 25 customers (in thousands)	$362	$682	$1,035	$1,241	$1,207

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

Continuing to Innovate and Invest in our Technology
Our technology is a key factor affecting our performance. We plan to continue to make investments in our technology and research and development to enhance the effectiveness of our solution in an effort to deliver increasing value to our customers. One such innovation has been our ability to purchase non-display advertisements through our platform on behalf of our customers, which was introduced in the fourth quarter of 2012. Revenue from non-display advertisements has grown rapidly from approximately 20% of revenue, or $3.0 million, in the first quarter of 2014, to approximately 47% of revenue, or $21.6 million in the fourth quarter of 2016. Revenue from mobile advertising on phones and tablets has grown rapidly from approximately 14% of revenue, or $2.1 million, in the first quarter of 2014, to approximately 43% of revenue, or $19.9 million in the fourth quarter of 2016.
Our continued development in technology is a key factor affecting our growth potential. In addition to improving our data processing, business intelligence and marketing execution technologies, we intend to expand the ways that our customers can utilize our services to extract greater intelligence from the data we aggregate and generate. Some of our most recent research and development activities relate to:

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

•
Data Integration Relationships. Our data integration relationships with third-party DMPs expand the accessibility to our data and intelligence by offering our branded and customized audience data to our partners’ customers. Our unique data can be made available within a third-party marketer’s preferred platform for targeting, measurement and data management. Customers of these third-parties may choose to include our branded or customized audience data to help improve the performance of their own digital marketing applications or media platforms.

•
Customer Catalyst. Our enhanced service offering links permission-based CRM data to specific household devices. This technology can enrich CRM data by adding real-time purchase intent profiles, preferred retailers and same-day co-visitation data to each customer record for a household.

•
PathPoint. We are developing proprietary wireless activity-sensing devices that are capable of gathering data on a consenting shopper’s in-store activities. These devices identify a shopper’s in-store activity as it happens, including such person’s location within the store, dwell times and frequency of visitation. It also enhances retailers’ abilities to measure the effectiveness of in-store marketing as well as traffic drivers to their stores.

While some of these recent research and development activities are still in various phases of design, testing and implementation, we believe our development of new product offerings demonstrates our rapid pace of innovation in order to deliver increasing value to our customers. Revenue from non-online advertising campaign servicing fees was not material for the year ended December 31, 2016.
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
Other Cost of Revenue
Other cost of revenue primarily consists of third-party data centers and advertisement-serving costs, depreciation of data center equipment, amortization of capitalized internal-use software cost for revenue-producing technologies, purchases of third-party data for specific marketing campaigns and salaries and personnel-related costs of our employees dedicated to executing our marketing campaigns. The number of employees dedicated to executing our marketing campaigns increased from 17 at December 31, 2014 to 19 at December 31, 2016. We expect our other cost of revenue costs to fluctuate on a quarterly basis due to the seasonality of our business and the types of campaigns we are implementing for our customers. In addition, we expect other cost of revenue to increase in the near term as we continue the delivery of a greater number of impressions, including additional costs associated with third-party data purchases; however we expect to leverage these costs over time as we gain scale.
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. The number of employees related to these expense categories increased from 306 at December 31, 2014 to 360 at December 31, 2016.
Sales and marketing expense.  Sales and marketing expense consists primarily of salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses, stock-based compensation expense and commissions. We record expense for commissions over the term of the associated marketing campaign. Additional expenses include marketing, advertising and promotional event programs, corporate communications, travel and allocated overhead costs. Overhead costs include general corporate expenses such as depreciation, rent, utilities, supplies and services that are ratably allocated to sales and marketing expense based on headcount for the periods presented. Fluctuations in allocated overhead costs are attributable to changes in general corporate expenses subject to allocation. The number of employees in our sales and marketing functions increased from 157 at December 31, 2014 to 188 at December 31, 2016. We expect to further leverage sales and marketing expense, although on a more moderate basis in the future.

Research and development expense.  Research and development expense consists primarily of salaries and personnel-related costs for our engineering and research and development employees, including benefits, bonuses and stock-based compensation expense. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology, third-party data costs purchased for the development and enhancement of our technology platform, consulting and allocated overhead costs. Overhead costs include general corporate expenses such as depreciation, rent, utilities, supplies and services that are ratably allocated to research and development expense based on headcount for the periods presented. Fluctuations in allocated overhead costs are attributable to changes in general corporate expenses subject to allocation. The number of employees in research and development functions increased from 114 at December 31, 2014 to 126 at December 31, 2016. We believe we have made the appropriate level of research and development investments to operate our platform and expect to continue to enhance its functionality.
General and administrative expense.  General and administrative expense consists primarily of salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation expense. Additional expenses include consulting and professional fees, insurance, legal, other corporate expenses and travel. These expenses also include costs associated with the compliance with regulations governing public companies, directors’ and officers’ liability insurance, increased professional services and our investor relations function. The number of employees in general and administrative functions increased from 35 at December 31, 2014 to 46 at December 31, 2016, and we believe we have the personnel in place to support our operations. We believe we have made the appropriate investments in our infrastructure to operate as a public company.
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
Provision for Income Taxes
Provision for income taxes consists of U.S. federal, state and foreign income taxes. We incurred no income tax expense for the years ended December 31, 2014, 2015 and 2016.

Results of Operations
The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Revenue	$106,460	$140,127	$149,109
Traffic acquisition costs	44,534	53,799	51,120
Other cost of revenue	8,283	14,881	19,936
Gross profit	53,643	71,447	78,053
Operating expenses:
Sales and marketing	38,472	52,718	49,812
Research and development	14,656	23,444	26,576
General and administrative	11,318	15,666	18,476
Total operating expenses	64,446	91,828	94,864
Loss from operations	(10,803)	(20,381)	(16,811)
Other expense (income):
Interest expense	1,315	1,250	987
Interest income	—	—	(3)
Amortization and write-off of debt discount	170	1,108	—
Amortization and write-off of deferred financing costs	32	197	56
Derivative fair value adjustment related to common stock warrants	671	(482)	—
Other income	(2)	(1)	—
Total other expense	2,186	2,072	1,040
Loss before income taxes	(12,989)	(22,453)	(17,851)
Provision for income taxes	—	—	—
Net loss	$(12,989)	$(22,453)	$(17,851)

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Year Ended December 31,
	2014	2015	2016
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%
Traffic acquisition costs	41.8%	38.4%	34.3%
Other cost of revenue	7.8%	10.6%	13.4%
Gross profit	50.4%	51.0%	52.3%
Operating expenses:
Sales and marketing	36.1%	37.6%	33.4%
Research and development	13.8%	16.7%	17.8%
General and administrative	10.6%	11.2%	12.4%
Total operating expenses	60.5%	65.5%	63.6%
Loss from operations	(10.1)%	(14.5)%	(11.3)%
Other expense (income):
Interest expense	1.2%	0.9%	0.7%
Interest income	—%	—%	—%
Amortization and write-off of debt discount	0.2%	0.8%	—%
Amortization and write-off of deferred financing costs	—%	0.1%	—%
Derivative fair value adjustment related to common stock warrants	0.6%	(0.3)%	—%
Other income	—%	—%	—%
Total other expense	2.1%	1.5%	0.7%
Loss before income taxes	(12.2)%	(16.0)%	(12.0)%
Provision for income taxes	—%	—%	—%
Net loss	(12.2)%	(16.0)%	(12.0)%

Comparison of Years Ended December 31, 2015 and 2016

	Year Ended December 31,
	2015		2016
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands, except percentages)
Revenue	$140,127	100.0%	$149,109	100.0%	$8,982	6.4%
Traffic acquisition costs	53,799	38.4%	51,120	34.3%	(2,679)	(5.0)%
Other cost of revenue	14,881	10.6%	19,936	13.4%	5,055	34.0%
Gross profit	71,447	51.0%	78,053	52.3%	6,606	9.2%
Operating expenses:
Sales and marketing	52,718	37.6%	49,812	33.4%	(2,906)	(5.5)%
Research and development	23,444	16.7%	26,576	17.8%	3,132	13.4%
General and administrative	15,666	11.2%	18,476	12.4%	2,810	17.9%
Total operating expenses	91,828	65.5%	94,864	63.6%	3,036	3.3%
Loss from operations	(20,381)	(14.5)%	(16,811)	(11.3)%	3,570	(17.5)%
Other expense (income):
Interest expense	1,250	0.9%	987	0.7%	(263)	(21.0)%
Interest income	—	—%	(3)	—%	(3)	*
Amortization and write-off of debt discount	1,108	0.8%	—	—%	(1,108)	(100.0)%
Amortization and write-off of deferred financing costs	197	0.1%	56	—%	(141)	(71.6)%
Derivative fair value adjustment related to common stock warrants	(482)	(0.3)%	—	—%	482	(100.0)%
Other income	(1)	—%	—	—%	1	(100.0)%
Total other expense	2,072	1.5%	1,040	0.7%	(1,032)	(49.8)%
Loss before income taxes	(22,453)	(16.0)%	(17,851)	(12.0)%	4,602	(20.5)%
Provision for income taxes	—	—%	—	—%	—	—%
Net loss	$(22,453)	(16.0)%	$(17,851)	(12.0)%	$4,602	(20.5)%

*	Not meaningful.
Revenue.  Revenue increased by $9.0 million, or 6.4%, from $140.1 million for the year ended December 31, 2015 to $149.1 million for the year ended December 31, 2016. This growth was primarily attributable to an increase in the number of enterprise customers during the year ended December 31, 2016 compared to the year ended December 31, 2015. The number of enterprise customers increased 7.1% from 709 as of December 31, 2015 to 759 as of December 31, 2016. This increase was slightly offset by a decrease in our revenue per enterprise customer of 0.1% for the year ended December 31, 2016, as compared to the year ended December 31, 2015. The dilutive effect of new enterprise customers, who typically start with lower levels of initial spend prior to increasing their engagement with us, and the average spending by historical enterprise customers can fluctuate period to period due to changes in their advertising budget allocations, agency affiliations and marketing strategies, as well as increased competition from digital advertising services offered by other companies, such as agency trading desks.
Traffic acquisition costs.  Traffic acquisition costs decreased by $2.7 million, or 5.0%, from $53.8 million for the year ended December 31, 2015 to $51.1 million for the year ended December 31, 2016. As a percentage of revenue, traffic acquisition costs decreased from 38.4% for the year ended December 31, 2015 to 34.3% for the year ended December 31, 2016. This decrease in traffic acquisition costs was primarily due to improvements to our proprietary bidding technologies.

Other cost of revenue.  Other cost of revenue increased by $5.1 million, or 34.0%, from $14.9 million for the year ended December 31, 2015 to $19.9 million for the year ended December 31, 2016. As a percentage of revenue, other cost of revenue increased from 10.6% for the year ended December 31, 2015 to 13.4% for the year ended December 31, 2016. The increase in other cost of revenue was primarily attributable to a $2.7 million increase in expenses related to amortization of internal-use software and depreciation. We also experienced a $0.9 million increase in salaries and personnel-related costs associated with the allocation of employee activities related to the execution of our marketing campaigns, partially offset by a reduction in personnel-related costs based on changes in headcount. The number of full-time employees dedicated to executing our marketing campaigns decreased from 20 at December 31, 2015 to 19 at December 31, 2016. In addition, there was a $0.9 million increase in purchases of third-party data, a $0.3 million increase in in third-party data center costs and a $0.2 million increase in third-party advertisement-serving costs related to an increase in the volume of impressions delivered.
Sales and marketing.  Sales and marketing expense decreased by $2.9 million, or 5.5%, from $52.7 million, or 37.6% of revenue, for the year ended December 31, 2015, to $49.8 million, or 33.4% of revenue, for the year ended December 31, 2016. The decrease in sales and marketing expense was primarily attributable to a $2.1 million decrease in marketing, advertising and promotional events, a $1.0 million decrease in travel and entertainment costs and a $0.2 million decrease in salaries and personnel-related costs. The number of full-time sales and marketing employees decreased from 192 at December 31, 2015 to 188 at December 31, 2016. These decreases were partially offset by a $0.4 million increase in allocated overhead costs.
Research and development.  Research and development expense increased by $3.1 million, or 13.4%, from $23.4 million, or 16.7% of revenue, for the year ended December 31, 2015, to $26.6 million, or 17.8% of revenue, for the year ended December 31, 2016. The increase in research and development expense was primarily attributable to a $1.7 million increase in purchases of third-party data, an increase in amortization of capitalized software cost of $0.8 million and an increase in allocated overhead of $0.2 million. In addition, we experienced a $0.3 million increase in non-capitalizable technology related costs to support our research and development and a $0.2 million increase in consulting.
General and administrative.  General and administrative expense increased by $2.8 million, or 17.9%, from $15.7 million, or 11.2% of revenue, for the year ended December 31, 2015, to $18.5 million, or 12.4% of revenue, for the year ended December 31, 2016. The increase in general and administrative expense was primarily attributable to a $1.4 million increase in salaries and personnel-related costs. The number of full-time general and administrative employees decreased from 49 at December 31, 2015 to 46 at December 31, 2016. We also experienced a $0.7 million increase in other corporate administration costs to support the company, a $0.3 million increase in legal fees, related primarily to our ongoing stockholder litigation, a $0.3 million increase in consulting and professional fees and a $0.2 million increase in bad debt expense.
Interest expense.  Interest expense decreased by $0.3 million, or 21.0%, from the year ended December 31, 2015 compared to the year ended December 31, 2016. The decrease in interest expense was primarily due to the differences in the outstanding principal balance for the periods.
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
Derivative fair value adjustment related to common stock warrants. The favorable $0.5 million change in fair value of common stock warrants for the year ended December 31, 2015 related entirely to the favorable fair value adjustment for instruments granted to our lender under our loan agreements entered into in June 2014. For the year ended December 31, 2016, we had no outstanding warrants that were subject to fair value adjustments.

Comparison of Years Ended December 31, 2014 and 2015

	Year Ended December 31,
	2014		2015
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands, except percentages)
Revenue	$106,460	100.0%	$140,127	100.0%	$33,667	31.6%
Traffic acquisition costs	44,534	41.8%	53,799	38.4%	9,265	20.8%
Other cost of revenue	8,283	7.8%	14,881	10.6%	6,598	79.7%
Gross profit	53,643	50.4%	71,447	51.0%	17,804	33.2%
Operating expenses:
Sales and marketing	38,472	36.1%	52,718	37.6%	14,246	37.0%
Research and development	14,656	13.8%	23,444	16.7%	8,788	60.0%
General and administrative	11,318	10.6%	15,666	11.2%	4,348	38.4%
Total operating expenses	64,446	60.5%	91,828	65.5%	27,382	42.5%
Loss from operations	(10,803)	(10.1)%	(20,381)	(14.5)%	(9,578)	88.7%
Other expense (income):
Interest expense	1,315	1.2%	1,250	0.9%	(65)	(4.9)%
Amortization and write-off of debt discount	170	0.2%	1,108	0.8%	938	551.8%
Amortization and write-off of deferred financing costs	32	—%	197	0.1%	165	515.6%
Derivative fair value adjustment related to common stock warrants	671	0.6%	(482)	(0.3)%	(1,153)	(171.8)%
Other income	(2)	—%	(1)	—%	1	(50.0)%
Total other expense	2,186	2.1%	2,072	1.5%	(114)	(5.2)%
Loss before income taxes	(12,989)	(12.2)%	(22,453)	(16.0)%	(9,464)	72.9%
Provision for income taxes	—	—%	—	—%	—	—%
Net loss	$(12,989)	(12.2)%	$(22,453)	(16.0)%	$(9,464)	72.9%
Revenue.  Revenue increased by $33.7 million, or 31.6%, from $106.5 million for the year ended December 31, 2014 to $140.1 million for the year ended December 31, 2015. This growth was primarily attributable to an increase in the number of enterprise customers during the year ended December 31, 2015 compared to the year ended December 31, 2014. The number of enterprise customers increased 48.0% from 479 as of December 31, 2014 to 709 as of December 31, 2015. This increase was partially offset by a decrease in our revenue per enterprise customer of 11.3% for the year ended December 31, 2015, as compared to the year ended December 31, 2014, due to a combination of both reduced average spending by historical enterprise customers and the dilutive effect of new enterprise customers, who typically start with lower levels of initial spend prior to increasing their engagement with us. Average spending by historical enterprise customers decreased due to changes in their advertising budget allocations, agency affiliations and marketing strategies, as well as increased competition from digital advertising services offered by other companies, such as agency trading desks.
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

Key Financial and Operating Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our performance and project our future performance. Revenue is discussed under the headings “Results of Operations,” “Comparison of Years Ended December 31, 2015 and 2016” and “Comparison of Years Ended December 31, 2014 and 2015.” Revenue ex-TAC, Adjusted EBITDA and number of enterprise customers are discussed under the heading “Non-GAAP Financial Measures and Operating Performance Metrics.” The following metrics aid us in developing and refining our growth strategies and making strategic decisions:

	Year Ended December 31,
	2014	2015	2016
	(in thousands, except number of enterprise customers)
Revenue	$106,460	$140,127	$149,109
Revenue ex-TAC	$61,926	$86,328	$97,989
Adjusted EBITDA	$(5,391)	$(10,449)	$(2,603)
Number of enterprise customers	479	709	759
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

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Revenue	$106,460	$140,127	$149,109
Less: traffic acquisition costs	(44,534)	(53,799)	(51,120)
Revenue ex-TAC	$61,926	$86,328	$97,989
We have experienced lower Revenue ex-TAC growth rates recently, primarily due to changes in our customers’ advertising budget allocations, agency affiliations and marketing strategies, as well as increased competition from digital advertising services offered by other companies, such as agency trading desks. We experienced an increase of 2.5% in our revenue per enterprise customer for the year ended December 31, 2014. For the years ended December 31, 2015 and 2016, we experienced a decrease of 11.3% and 0.1%, respectively, as compared to the prior year. The increase was primarily due to the change in number of enterprise customers while the decreases were primarily due to both reduced average spending by historical enterprise customers and the dilutive effect of new enterprise customers, who typically start with lower levels of initial spend prior to increasing their engagement with us.

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
Because of these and other limitations, we consider, and you should consider, Adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Net loss	$(12,989)	$(22,453)	$(17,851)
Adjustments:
Interest expense	1,315	1,250	987
Interest income	—	—	(3)
Amortization and write-off of debt discount	170	1,108	—
Amortization and write-off of deferred financing costs	32	197	56
Provision for income taxes	—	—	—
Depreciation and amortization	3,071	6,074	9,799
Stock-based compensation	2,339	3,857	4,409
Change in fair value of warrants	671	(482)	—
Adjusted EBITDA	$(5,391)	$(10,449)	$(2,603)

See “Results of Operations,” “Comparison of Years Ended December 31, 2015 and 2016” and “Comparison of Years Ended December 31, 2014 and 2015” for explanations of changes in those financial results that directly impact Adjusted EBITDA.
The following table presents a detail of depreciation and amortization expense included above for each of the periods indicated:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Other cost of revenue	$1,708	$4,262	$6,981
Sales and marketing	387	410	509
Research and development	900	1,314	2,184
General and administrative	76	88	125
Total depreciation and amortization	$3,071	$6,074	$9,799
The following table presents a detail of total stock-based compensation included above for each of the periods indicated:

	Year Ended December 31,
	2014	2015	2016
	(in thousands)
Other cost of revenue	$20	$92	$106
Sales and marketing	505	897	887
Research and development	756	1,358	1,687
General and administrative	1,058	1,510	1,729
Total stock-based compensation	$2,339	$3,857	$4,409
Number of Enterprise Customers
Our number of enterprise customers is a key operating metric. We believe our ability to increase the revenue we generate from existing customers and attract new customers is an important component of our growth strategy. We also believe that those customers from which we have generated more than $10,000 of revenue during any trailing twelve-month period best identifies customers that are actively using our solution and contribute more meaningfully to revenue. We refer to these customers as our enterprise customers. Our ability to generate additional revenue from our enterprise customers is an important indicator of our ability to grow revenue over time. As of December 31, 2014, 2015 and 2016, customers from which we have generated less than $10,000 of revenue during the previous trailing twelve-month period have accounted for less than 2% of our revenue.
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
The number of enterprise customers increased 48.0% from 479 as of December 31, 2014 to 709 as of December 31, 2015, and increased 7.1% from December 31, 2015 to 759 as of December 31, 2016.

Quarterly Results of Operations
The following tables show our unaudited consolidated quarterly statements of operations data for the eight quarters in the period ended December 31, 2016, as well as the percentage of revenue for each line item shown. This information has been derived from our unaudited financial statements, which, in the opinion of management, have been prepared on the same basis as our audited financial statements and include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the financial information for the quarters presented. Historical results are not necessarily indicative of the results to be expected in future periods, and operating results for a quarterly period are not necessarily indicative of the operating results for a full year. This information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016

	(in thousands)
Revenue	$28,716	$34,450	$35,969	$40,992	$29,450	$35,939	$37,418	$46,302
Traffic acquisition costs	11,929	13,189	12,935	15,746	10,088	12,775	12,489	15,768
Other cost of revenue	2,951	3,632	4,280	4,018	4,643	4,932	5,135	5,226
Gross profit	13,836	17,629	18,754	21,228	14,719	18,232	19,794	25,308
Operating expenses:
Sales and marketing	12,803	12,835	12,883	14,197	13,349	13,205	11,182	12,076
Research and development	4,642	5,437	6,127	7,238	6,507	7,081	7,083	5,905
General and administrative	3,379	3,716	4,347	4,224	5,318	4,383	4,188	4,587
Total operating expenses	20,824	21,988	23,357	25,659	25,174	24,669	22,453	22,568
(Loss) income from operations	(6,988)	(4,359)	(4,603)	(4,431)	(10,455)	(6,437)	(2,659)	2,740
Other expense (income):
Interest expense	694	176	190	190	264	236	261	226
Interest income	—	—	—	—	(3)	—	—	—
Amortization and write-off of debt discount	792	316	—	—	—	—	—	—
Amortization and write-off of deferred financing costs	129	52	8	8	18	10	11	17
Derivative fair value adjustment related to common stock warrants	(482)	—	—	—	—	—	—	—
Other income	—	—	—	(1)	—	—	—	—
Total other expense	1,133	544	198	197	279	246	272	243
(Loss) income before income taxes	(8,121)	(4,903)	(4,801)	(4,628)	(10,734)	(6,683)	(2,931)	2,497
Provision for income taxes	—	—	—	—	—	—	—	—
Net (loss) income	$(8,121)	$(4,903)	$(4,801)	$(4,628)	$(10,734)	$(6,683)	$(2,931)	$2,497
Net (loss) income per share of common stock - basic (1)	$(3.59)	$(0.76)	$(0.74)	$(0.71)	$(1.63)	$(1.02)	$(0.44)	$0.38
Net (loss) income per share of common stock - diluted (1)	$(3.59)	$(0.76)	$(0.74)	$(0.71)	$(1.63)	$(1.02)	$(0.44)	$0.37

(1)
All per-share information has been adjusted to reflect the impact of a 1-for-2 reverse stock split of our capital stock, which was effected on February 20, 2015 and a 1-for-4 reverse stock split of our capital stock, which was effected on April 25, 2016. See Note 2 and Note 13 to our consolidated financial statements in this report for a description of the method used to compute basic and diluted net income (loss) per share.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016

	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Traffic acquisition costs	41.5%	38.3%	36.0%	38.4%	34.3%	35.5%	33.4%	34.1%
Other cost of revenue	10.3%	10.5%	11.9%	9.8%	15.8%	13.7%	13.7%	11.3%
Gross profit	48.2%	51.2%	52.1%	51.8%	50.0%	50.7%	52.9%	54.7%
Operating expenses:
Sales and marketing	44.6%	37.3%	35.8%	34.6%	45.3%	36.7%	29.9%	26.1%
Research and development	16.2%	15.8%	17.0%	17.7%	22.1%	19.7%	18.9%	12.8%
General and administrative	11.8%	10.8%	12.1%	10.3%	18.1%	12.2%	11.2%	9.9%
Total operating expenses	72.5%	63.8%	64.9%	62.6%	85.5%	68.6%	60.0%	48.7%
(Loss) income from operations	(24.3)%	(12.7)%	(12.8)%	(10.8)%	(35.5)%	(17.9)%	(7.1)%	5.9%
Other expense (income):
Interest expense	2.4%	0.5%	0.5%	0.5%	0.9%	0.7%	0.7%	0.5%
Interest income	—%	—%	—%	—%	—%	—%	—%	—%
Amortization and write-off of debt discount	2.8%	0.9%	—%	—%	—%	—%	—%	—%
Amortization and write-off of deferred financing costs	0.4%	0.2%	—%	—%	0.1%	—%	—%	—%
Derivative fair value adjustment related to common stock warrants	(1.7)%	—%	—%	—%	—%	—%	—%	—%
Other income	—%	—%	—%	—%	—%	—%	—%	—%
Total other expense	3.9%	1.6%	0.6%	0.5%	0.9%	0.7%	0.7%	0.5%
(Loss) income before income taxes	(28.3)%	(14.2)%	(13.3)%	(11.3)%	(36.4)%	(18.6)%	(7.8)%	5.4%
Provision for income taxes	—%	—%	—%	—%	—%	—%	—%	—%
Net (loss) income	(28.3)%	(14.2)%	(13.3)%	(11.3)%	(36.4)%	(18.6)%	(7.8)%	5.4%
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
Our traffic acquisition costs as a percentage of revenue has generally improved over time as a result of improvements in our real-time bidding platform which enables us to more efficiently purchase advertising opportunities. However, our traffic acquisition costs as a percentage of revenue has fluctuated on a quarterly basis due to the seasonality of our business, our experimentation with and refinement of our real-time bidding platform, competition for impressions on RTB exchanges, the type of media inventory we are purchasing and the types of campaigns we are implementing for our customers.
For the three months ended March 31, 2015 and March 31, 2016, our net loss was impacted by increases in total number of enterprise customers and revenue per enterprise customer, offset by expenses related to the continued development of our platform, efforts to increase the adoption of our software solution by new customers and costs related to our transition to a public company. In addition, as described above, the first quarter of each fiscal year also typically represents the smallest percentage of our revenue in each fiscal year based on the seasonal nature related to holiday purchasing.
For the three months ended December 31, 2016, net income was impacted by an increase in our revenue per enterprise customer of 7.4% from the prior year and the continued leveraging of our previous investments in our technology and in our sales and marketing function. In addition, one individual enterprise customer comprised 16% of revenue for the quarter ended December 31, 2016. We believe we have made the appropriate level of investment to operate our managed services business, and we continue to improve efficiencies in this area. In addition, we continue to increase our efficiencies as a business overall.

Liquidity and Capital Resources
Sources of Liquidity
Historically, we have funded our operations primarily through private placements of convertible preferred stock, bank borrowings and our initial public offering of our common stock, which occurred on March 11, 2015. We sold an aggregate of 1,625,000 shares of common stock at a public offering price of $46.00 per share, as adjusted for the April 25, 2016 1-for-4 reverse stock split of our outstanding shares of capital stock. Net proceeds to us were $69.5 million, after deducting underwriting discounts and commissions, and before deducting offering expenses of $3.8 million. Upon the completion of our initial public offering, all outstanding shares of our convertible preferred stock were converted into an aggregate of 3,712,206 shares of common stock.
We receive payments directly from our customers or from agencies once they collect payment from our customers. We are often required to pay for advertising space prior to the receipt of payment from our agency customers. We have historically drawn, and continue to draw, upon a line of credit facility to manage our cash flows.
On June 12, 2014, we (i) repaid all amounts outstanding under and terminated our prior loan and security agreement and (ii) entered into a mezzanine loan and security agreement and a new loan and security agreement (including a line of credit) with a lender.
Mezzanine Loan and Security Agreement
The mezzanine loan and security agreement included a term loan of $15.0 million composed of two separate draws. The draw of the first tranche of $10.0 million occurred at closing and the draw of the second tranche of $5.0 million occurred on December 16, 2014. The mezzanine loan and security agreement was secured by substantially all of our assets and had a maturity date of June 12, 2017. The interest rate on outstanding amounts under the mezzanine loan and security agreement was fixed at 11.50%. Interest was payable monthly and the cumulative principal was due at maturity. We had the option to prepay all, but not less than all, of the principal balances of the mezzanine loan and security agreement at any time without a prepayment fee or penalty.
On February 12, 2015, we amended the mezzanine loan and security agreement. The amended mezzanine loan and security agreement increased available borrowings by $5.0 million. This additional term loan was drawn on February 12, 2015. There was no modification to the original maturity date or any other significant terms with the amended mezzanine loan and security agreement.
On March 20, 2015 and March 30, 2015, we repaid the first and second tranches of the amended mezzanine loan and security agreement totaling $15.0 million. On April 1, 2015, we repaid the 2015 term loan of $5.0 million, which represented the remaining principal balance on the agreement. As a result of the repayment of these tranches, we reflected within our consolidated statements of operations the write-off of the corresponding debt discount and deferred financing costs.
As described in Note 3 to our consolidated financial statements, under the terms of both the initial and amended mezzanine loan and security agreement, we issued common stock warrants to the lender. As of December 31, 2016, a total of 50,000 common stock warrants remained outstanding related to this agreement.
Loan and Security Agreement
The loan and security agreement included a revolving line of credit of up to $30.0 million (the “New Revolving Line of Credit”). The revolving line of credit had an original maturity date of June 12, 2016. The interest rate on outstanding amounts under the revolving line of credit was a floating rate per annum equal to the prime referenced rate plus a potential applicable margin of 1.00%.
Borrowing availability under our revolving line of credit was measured by reference to a formula based on the amount of certain eligible accounts receivable (but not exceeding the aggregate principal amount of commitments under our revolving line of credit). Under the terms of the agreement governing our revolving credit facility, we were required to satisfy a minimum liquidity condition of $5.0 million, consisting of the sum of: (i) cash held at our lender (determined in accordance with the loan and security agreement); plus (ii) the unused availability amount; plus (iii) the undrawn portion of the term loan under our mezzanine loan and security agreement.

On February 12, 2015, we amended our loan and security agreement. The amended revolving line of credit was increased by $5.0 million. There were no modifications to the maturity dates or any other significant terms of the line of credit agreement.
On March 8, 2016, we entered into a second amendment of our amended loan and security agreement. This amendment to the revolving line of credit changed the terms by: (1) extending the maturity date to June 11, 2017; (2) removing the $5.0 million minimum cash and availability requirement (defined as cash held at the lender plus the unused credit line availability amount); and (3) changing the applicable interest rate on outstanding amounts under the amended revolving line of credit to a floating rate per annum equal to the prime referenced rate plus a potential applicable margin ranging from 0.00% to 1.50%. In addition, with this amendment, we were required to comply with certain financial covenants, including Adjusted EBITDA thresholds and Adjusted Quick Ratio metrics.
On September 30, 2016, we entered into a third amendment of our amended loan and security agreement. This amendment changed the terms to the revolving line of credit by: (1) extending the maturity date to December 31, 2017; (2) including in the revolving line of credit borrowing base calculation certain eligible unbilled accounts receivable; (3) adjusting the borrowing base calculation to be (a) 85% of eligible accounts receivable, plus (b) the lesser of (i) 75% of eligible unbilled accounts or (ii) $12,250,000; (4) modifying the definition of eligible accounts receivable for the revolving line of credit borrowing base by including up to 25% of certain eligible foreign accounts receivable, including those payable from Canada, Australia, France, Germany, Israel, Italy, Japan and the United Kingdom; (5) providing that all future cash collections from accounts receivable directly reduce the outstanding balance of the revolving credit facility; (6) fixing the applicable interest rate on future outstanding amounts under the revolving line of credit to a rate per annum equal to the prime referenced rate plus 0.5%; (7) reducing certain financial covenants regarding the required monthly minimum Adjusted Quick Ratio, as defined and described below, in addition to removing certain previous ratio thresholds which could have resulted in a range of applicable interest rates; and (8) changing the amounts related to our financial covenants regarding specified quarterly adjusted EBITDA requirements, as defined and described below.
Currently, the revolving line of credit under our loan and security agreement allows for potential maximum aggregate advances of $35.0 million. The amount available is: (a) the lesser of (i) $35.0 million or (ii) the amount available under the borrowing base, as determined by lender; minus (b) the outstanding principal balance of any advances. All cash collections from accounts receivable directly reduce the outstanding balance of the revolving credit facility. There were no modifications to any other significant terms with the most recent amendment to the revolving line of credit.
As of December 31, 2016, we had approximately $5.0 million of availability under the line of credit.
The effective interest rate for the amended revolving line of credit was 4.25% as of December 31, 2016. The loan is secured by substantially all of our assets.
Under the terms of the loan and security agreement, we are required to meet and maintain certain customary financial and nonfinancial covenants, one of which restricts our ability to pay any dividends or make any distribution or payment to redeem, retire or purchase any capital stock, subject to certain specified exceptions. We must also maintain with the lender all of our primary domestic operating and other deposit and investment accounts consisting of at least 95% of our total cash and cash equivalents. This agreement also includes customary subjective acceleration clauses. In addition, our revolving line of credit requires us to comply with certain financial covenants, including: (i) maintaining specified quarterly Adjusted EBITDA, which is defined for this purpose, with respect to any trailing twelve-month period, as an amount equal to the sum of net income, plus (a) interest expense, plus (b) to the extent deducted in the calculation of net income, depreciation expense and amortization expense, plus (c) income tax expense, plus or minus (d) change in deferred revenue, less, (e) capitalized software development expenses, plus (f) any non-cash items such as stock-compensation expense (and other mutually agreed upon non-cash items), plus one-time non-recurring charges subject to the lenders approval; and (ii) maintaining at all times a 1.0 monthly minimum Adjusted Quick Ratio, which is defined as the ratio of cash held at the lender and cash equivalents plus net accounts receivables to current liabilities (including all debt outstanding under the revolving line of credit) minus the current portion of deferred revenue.
As of December 31, 2016, we were in compliance with all financial and nonfinancial covenants contained in the amended loan and security agreement.

The following table summarizes the outstanding short-term balance related to the loan and security agreement, as of December 31 (in thousands):

2016
Third Amended New Revolving Line of Credit	$27,489
Total	$27,489
Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and cash flows as of and for the periods ended (in thousands):

	As of and for the Year Ended December 31,
	2014	2015	2016
Cash and cash equivalents	$12,949	$41,143	$24,221
Accounts receivable, net	$41,303	$43,336	$43,432
Working capital	$29,194	$32,988	$19,581
Cash (used in) provided by:
Operating activities	$(13,057)	$(14,679)	$(5,850)
Investing activities	$(8,914)	$(11,920)	$(7,548)
Financing activities	$26,135	$54,811	$(3,471)

Our cash and cash equivalents at December 31, 2016 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts that are currently providing a minimal return. We maintain minimal cash and cash equivalents outside of the United States. As of December 31, 2016, we had no undistributed earnings of our foreign subsidiary and intend to permanently reinvest any future foreign earnings.
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

For the year ended December 31, 2016, our net cash used to fund operating activities of $5.9 million consisted primarily of a net loss of $17.9 million and $2.4 million of cash used to fund changes in working capital, partially offset by $14.1 million in positive adjustments for non-cash items. Adjustments for non-cash items consisted of depreciation and amortization expense of $9.8 million, stock-based compensation expense of $3.9 million and bad debt expense of $0.4 million. For the year ended December 31, 2016, changes in working capital consisted primarily of a decrease in accounts payable of $2.8 million primarily driven by payments of impression purchases, advertisement-serving and other operating costs, a $0.5 million increase in accounts receivable as a result of increased revenue during the period and an increase in prepaid expenses and other assets of $0.2 million due to the timing of payments related to our operating activities. These decreases in operating cash flow were partially offset by a $1.0 million increase in accrued expenses and other current liabilities primarily driven by additional operating and development costs.
For the year ended December 31, 2015, our net cash used to fund operating activities of $14.7 million consisted primarily of a net loss of $22.5 million and $3.6 million of cash used to fund changes in working capital, partially offset by $10.6 million in positive adjustments for non-cash items. Adjustments for non-cash items consisted primarily of depreciation and amortization expense of $6.1 million, stock-based compensation expense of $3.5 million, amortization and write-off of debt discount of $1.3 million, the favorable change in fair value of common stock warrants of $0.5 million and bad debt expense of $0.2 million. For the year ended December 31, 2015, changes in working capital consisted primarily of a decrease in accounts payable of $2.5 million primarily driven by payments of impression purchases, advertisement-serving and other operating costs, a $2.3 million increase in accounts receivable as a result of increased revenue during the period and an increase in prepaid expenses and other assets of $0.7 million due to the timing of payments related to our operating activities. These decreases in operating cash flow were partially offset by a $1.9 million increase in accrued expenses and other current liabilities primarily driven by additional operating, sales, marketing and development costs.
For the year ended December 31, 2014, our net cash used to fund operating activities of $13.1 million consisted primarily of a net loss of $13.0 million and $6.4 million of cash used to fund changes in working capital, partially offset by $6.1 million in positive adjustments for non-cash items. Adjustments for non-cash items consisted primarily of depreciation and amortization expense of $3.1 million, stock-based compensation expense of $2.3 million and the unfavorable change in fair value of common stock warrants of $0.7 million. For the year ended December 31, 2014, changes in working capital consisted primarily of an increase in accounts payable and accrued expenses and other current liabilities of $8.2 million and $2.7 million, respectively, primarily driven by additional legal, audit, consulting and other operating costs during the period to support our growth. This increase was offset by decreases in operating cash flow due to a $16.9 million increase in accounts receivable as a result of increased revenue during the period and an increase in prepaid expenses and other current assets of $0.4 million due to the timing of payments related to our operating activities.
Investing Activities
During the years ended December 31, 2014, 2015 and 2016, investing activities consisted primarily of purchases of property and equipment to support our growth as well as capitalized internal-use software development costs and changes to restricted cash. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internal-use software platform. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform.
During the year ended December 31, 2016, investing activities consisted primarily of $2.7 million of purchases of property and equipment and $6.7 million of capitalized internal-use software development costs, partially offset by $1.9 million of changes in restricted cash related to the removal of the $5.0 million minimum cash and availability requirement for our revolving line of credit, as discussed above.
During the year ended December 31, 2015, investing activities consisted primarily of $8.8 million of purchases of property and equipment and $6.2 million of capitalized internal-use software development costs, partially offset by a $3.0 million decrease in restricted cash.
During the year ended December 31, 2014, investing activities consisted primarily of $3.8 million of purchases of property and equipment, $4.0 million of capitalized internal-use software development costs and a $1.1 million increase in restricted cash.

Financing Activities
Prior to our initial public offering, financing activities consisted primarily of net proceeds from the issuance of convertible preferred stock, net borrowings under our credit facilities and proceeds from the exercise of stock options and convertible preferred stock warrants.
For the year ended December 31, 2016, net cash used in financing activities consisted primarily of net repayments of our debt balances of $3.7 million.
For the year ended December 31, 2015, net cash provided by financing activities was $54.8 million, related primarily to our public offering. The price of the shares sold in the public offering was $46.00 per share with a total of 1,625,000 shares, as adjusted for the April 25, 2016 1-for-4 reverse stock split of our outstanding shares of capital stock. Net proceeds to us were $69.5 million, after deducting underwriting discounts and commissions, and before deducting offering expenses of $3.8 million. This increase in cash provided by financing activities was partially offset by net repayments of our debt balances of $13.7 million.
For the year ended December 31, 2014, net cash provided by financing activities was $26.1 million, consisting primarily of net borrowings under our credit facilities.
Operating and Capital Expenditure Requirements
We believe that our existing cash balances, together with our current revolving line of credit, which we plan to amend or replace with suitable alternatives based on its maturity date in December 2017, will be sufficient to meet our anticipated cash requirements through at least the next 12 months.
We have historically incurred losses and negative cash flows from operations, our line of credit is due within 12 months from the balance sheet date, and such line of credit requires us to comply with certain covenants as described in Note 6 to our consolidated financial statements included in this Annual Report on Form 10-K. Our liquidity needs will largely be determined by the planned renewal or replacement of our current line of credit, in addition to the success of our products already being marketed and innovations that we are currently working on, including increasing the share of spending from our existing customers, acquiring new customers, and further penetrating new industries.

Contractual Obligations
Our principal commitments consist of obligations under our outstanding line of credit facility, non-cancelable leases for our office space and purchase commitments for data, third-party data centers and other support services.
The following table summarizes these contractual obligations at December 31, 2016. Future events could cause actual payments to differ from these estimates.

	Payment Due by Period
		Less than 1 Year			More than 5 Years
Contractual Obligations	Total		1 - 3 Years	3 - 5 Years
	(in thousands)
Debt(1) :
Third Amended New Revolving Line of Credit	$27,489	$27,489	$—	$—	$—
Interest payments	1,168	1,168	—	—	—
Operating lease obligations	12,426	2,946	4,944	2,764	1,772
Purchase commitments	4,903	3,593	1,310	—	—
Total contractual obligations	$45,986	$35,196	$6,254	$2,764	$1,772

(1)
This principal payment projection assumes no changes in the borrowing base calculation and that principal will be due at maturity. Interest payment projections on our loan and security agreement assume that we will not incur a material change in our outstanding borrowings, in the current interest rate, or in the maturity date of December 31, 2017.

Stock Repurchase Program
On March 4, 2016, our board of directors authorized the repurchase of up to $4.0 million of our outstanding shares of common stock. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. For the year ended December 31, 2016, 15,197 shares were repurchased for $0.1 million under this program. As of December 31, 2016 we had the ability to repurchase up to $3.9 million of common stock under the program.
Off‑Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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
Revenue Recognition
We generate revenue by delivering targeted digital marketing campaigns for customers through various channels, including display, mobile and video. We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been provided, fees are fixed or determinable and collection of fees is reasonably assured. Revenue arrangements are evidenced by a fully executed IO. The IOs specify the delivery terms including the advertising format, the contracted number of advertising impressions to be delivered, the agreed upon rate for each delivered impression, generally on a CPM basis, and the fixed period of time for delivery. Our IOs typically have a term of less than three months and are cancelable at any time. We recognize revenue in the period in which the impressions are delivered, limited to the contracted number of impressions as specified in the IO. We determine collectability by performing a credit evaluation for new customers and by monitoring existing customers’ accounts receivable balances. We only recognize revenue when collection is reasonably assured. We typically do not receive upfront payments from our customers.
In the normal course of business, we contract either directly with our customers or through advertising agencies that act on behalf of our customers. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we act as the principal or an agent in the transaction. We assess the gross and net indicators referenced in Accounting Standards Codification 605-45-45 Principal Agent Considerations. While no one factor is determined to be individually conclusive, indicators that an entity is acting as a principal include if it (i) is the primary obligor in the arrangement; (ii) has certain inventory risk; (iii) has latitude in establishing pricing; (iv) adds meaningful value to the service; (v) has discretion in supplier selection; (vi) is involved in the determination of the service specifications; or (vii) has credit risk. We recognize revenue on a gross basis primarily based on our determination that we are subject to the risk of fluctuating costs from our media vendors, have latitude in establishing prices with our customers, have discretion in selecting media vendors when fulfilling a customer’s advertising campaign, and have credit risk.
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

Internal-Use Software Development Costs
We capitalize certain costs related to software developed for internal-use, primarily associated with the ongoing development and enhancement of our platform. In accordance with authoritative guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred in our consolidated statements of operations. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally three years.
Stock-Based Compensation
We account for stock options granted to employees based on their estimated fair values on the date of grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The stock-based compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.
Prior to our initial public offering, stock options were granted at exercise prices not less than the estimated fair market value of our common stock at the date of grant based upon numerous objective and subjective factors including: third-party valuations, preferred stock transactions with third-parties, current operating and financial performance, management estimates and future expectations. Subsequent to the completion of our initial public offering, the fair value of our common stock on the grant date is equal to the closing price of our publicly traded stock on such date.
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
We account for restricted stock units (“RSU’s”) granted to employees based on their estimated fair values on the date of grant. The fair value of RSU’s is estimated based on the closing price of the underlying common stock on the date of grant. Stock-based compensation expense related to the RSU’s is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.
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
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in foreign currency exchange rates, particularly in light of the referendum in the United Kingdom in which voters approved an exit from the European Union, commonly referred to as “Brexit,” and other recent political developments. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into exchange rate hedging arrangements to manage the risks described below.
Interest Rate Sensitivity
We are subject to interest rate risk in connection with our $27.5 million outstanding under the amended loan and security agreement as of December 31, 2016. Borrowings under this agreement are subject to interest, charged at the prime referenced rate plus a margin of 0.5%. Assuming our outstanding debt remains consistent with the outstanding balance reported as of December 31, 2016, a 100-basis point change to the interest rate would result in an approximate $0.3 million change in our annual interest expense on our outstanding borrowings.
Concentration Risk
Our cash and cash equivalents as of December 31, 2016 are held at financial institutions that management believes to be of high credit quality. While we maintain our balances in several FDIC insured operating accounts, our cash accounts exceed federally insured limits. Our concentration of our operating capital could harm our business, financial condition and results of operations.
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
Morrisville, North Carolina
We have audited the accompanying consolidated balance sheets of MaxPoint Interactive, Inc. and its subsidiary (the “Company”) as of December 31, 2015 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MaxPoint Interactive, Inc. and its subsidiary as of December 31, 2015 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Raleigh, North Carolina

March 8, 2017

MaxPoint Interactive, Inc. and Subsidiary
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2015	2016
Assets
Current assets:
Cash and cash equivalents	$41,143	$24,221
Accounts receivable, net	43,336	43,432
Prepaid expenses and other current assets	1,246	1,477
Restricted cash, short-term	1,861	—
Total current assets	87,586	69,130
Property, equipment and software, net	19,385	20,125
Other long-term assets	315	60
Total assets	$107,286	$89,315
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$14,987	$12,660
Accrued expenses and other current liabilities	8,386	9,400
Short-term debt	31,225	27,489
Total current liabilities	54,598	49,549
Other long-term liabilities	955	1,218
Total liabilities	55,553	50,767
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Common stock, $0.00005 par value; 500,000,000 shares authorized, 6,560,987 and 6,632,889 shares issued and outstanding as of December 31, 2015 and 2016, respectively	1	1
Additional paid-in capital	103,114	107,898
Accumulated other comprehensive loss	(82)	(200)
Accumulated deficit	(51,300)	(69,151)
Total stockholders’ equity	51,733	38,548
Total liabilities and stockholders’ equity	$107,286	$89,315
The accompanying notes are an integral part of these consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2015	2016
Revenue	$106,460	$140,127	$149,109
Traffic acquisition costs	44,534	53,799	51,120
Other cost of revenue	8,283	14,881	19,936
Gross profit	53,643	71,447	78,053
Operating expenses:
Sales and marketing	38,472	52,718	49,812
Research and development	14,656	23,444	26,576
General and administrative	11,318	15,666	18,476
Total operating expenses	64,446	91,828	94,864
Loss from operations	(10,803)	(20,381)	(16,811)
Other expense (income):
Interest expense	1,315	1,250	987
Interest income	—	—	(3)
Amortization and write-off of debt discount	170	1,108	—
Amortization and write-off of deferred financing costs	32	197	56
Derivative fair value adjustment related to common stock warrants	671	(482)	—
Other income	(2)	(1)	—
Total other expense	2,186	2,072	1,040
Loss before income taxes	(12,989)	(22,453)	(17,851)
Provision for income taxes	—	—	—
Net loss	$(12,989)	$(22,453)	$(17,851)

Net loss per basic and diluted share of common stock	$(13.25)	$(4.12)	$(2.71)

Weighted-average shares used to compute net loss per basic and diluted share of common stock	980,351	5,452,231	6,592,424
The accompanying notes are an integral part of these consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2014	2015	2016
Net loss	$(12,989)	$(22,453)	$(17,851)
Other comprehensive loss:
Foreign currency translation adjustments	(44)	(38)	(118)
Comprehensive loss	$(13,033)	$(22,491)	$(17,969)

The accompanying notes are an integral part of these consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity

	Shares	Amount
Balance—January 1, 2014	940,163	$—	$2,246	$—	$(15,858)	$(13,612)
Exercise of stock options	114,191	—	606	—	—	606
Stock-based compensation	—	—	1,878	—	—	1,878
Vesting of restricted stock subject to repurchase	—	—	2	—	—	2
Foreign currency translation adjustments	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(12,989)	(12,989)
Balance—December 31, 2014	1,054,354	—	4,732	(44)	(28,847)	(24,159)
Issuance of common stock from initial public offering, net of issuance costs	1,625,000	—	65,736	—	—	65,736
Conversion of convertible preferred stock to common stock	3,712,206	1	25,475	—	—	25,476
Exercise of stock options	135,995	—	781	—	—	781
Issuance of common stock under employee stock purchase plan	33,432	—	548	—	—	548
Stock-based compensation	—	—	4,030	—	—	4,030
Issuance of common stock warrant	—	—	335	—	—	335
Warrant derivative liability reclassified to additional paid-in capital	—	—	1,132	—	—	1,132
Liability-based option awards reclassified to additional paid-in capital	—	—	288	—	—	288
Vesting of restricted stock subject to repurchase	—	—	57	—	—	57
Foreign currency translation adjustments	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	(22,453)	(22,453)
Balance—December 31, 2015	6,560,987	1	103,114	(82)	(51,300)	51,733
Exercise of stock options	31,125	—	113	—	—	113
Issuance of common stock under employee stock purchase plan	55,995	—	387	—	—	387
Repurchases of common stock	(15,197)	—	(125)	—	—	(125)
Extinguishment of fractional shares resulting from reverse stock split	(21)	—	—	—	—	—
Stock-based compensation	—	—	4,409	—	—	4,409
Foreign currency translation adjustments	—	—	—	(118)	—	(118)
Net loss	—	—	—	—	(17,851)	(17,851)
Balance—December 31, 2016	6,632,889	$1	$107,898	$(200)	$(69,151)	$38,548

The accompanying notes are an integral part of these consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2015	2016
Cash flows from operating activities:
Net loss	$(12,989)	$(22,453)	$(17,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,071	6,074	9,799
Stock-based compensation expense	2,339	3,522	3,906
Change in fair value of warrants	671	(482)	—
Bad debt expense	(211)	205	358
Loss on disposal of asset	—	—	5
Amortization and write-off of debt discount	170	1,108	—
Amortization and write-off of deferred financing costs	32	197	56
Changes in operating assets and liabilities:
Accounts receivable	(16,880)	(2,259)	(517)
Prepaid expenses and other current assets	(400)	(429)	(211)
Security deposits	(6)	(229)	57
Accounts payable	8,236	(2,544)	(2,761)
Accrued expenses and other current liabilities	2,671	1,897	1,046
Other long-term liabilities	239	714	263
Net cash used in operating activities	(13,057)	(14,679)	(5,850)
Cash flows from investing activities:
Purchases of property, equipment and software	(3,822)	(8,764)	(2,720)
Capitalized internal-use software costs	(3,992)	(6,195)	(6,689)
Changes to restricted cash	(1,100)	3,039	1,861
Net cash used in investing activities	(8,914)	(11,920)	(7,548)
Cash flows from financing activities:
Proceeds from the issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	69,518	—
Payments of costs related to initial public offering	(1,478)	(2,304)	—
Proceeds from debt	58,316	13,825	42,300
Repayment of debt	(31,177)	(27,500)	(46,036)
Proceeds from stock option exercises	606	781	113
Proceeds from issuance of common stock under employee stock purchase plan	—	548	387
Payments for repurchases of common stock	—	—	(125)
Payments of issuance costs related to debt	(189)	(57)	(110)
Proceeds from unvested stock option exercises	57	—	—
Net cash provided by (used in) financing activities	26,135	54,811	(3,471)
Effect of exchange rate changes on cash and cash equivalents	(20)	(18)	(53)
Net increase (decrease) in cash and cash equivalents	4,144	28,194	(16,922)
Cash and cash equivalents at beginning of period	8,805	12,949	41,143
Cash and cash equivalents at end of period	$12,949	$41,143	$24,221
The accompanying notes are an integral part of these consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2014	2015	2016
Supplemental disclosures of other cash flow information:
Cash paid for interest	$1,249	$1,481	$1,050
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable and accruals	$536	$59	$520
Additions to property, equipment and software from other long-term assets	$—	$—	$213
Stock-based compensation capitalized in internal-use software costs	$—	$335	$503
Vesting of restricted stock subject to repurchase	$2	$57	$—
Issuance of lender warrants allocated to debt discount	$943	$335	$—
Conversion of convertible preferred stock to common stock	$—	$25,476	$—
Warrant derivative liability reclassified to additional paid-in capital	$—	$1,132	$—
Liability-based option awards reclassified to additional paid-in capital	$—	$288	$—
Deferred offering costs included in accounts payable and accruals	$1,367	$—	$—
Deferred offering costs reclassified to additional paid-in capital	$—	$3,782	$—

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
Initial Public Offering
On March 11, 2015 (the “Closing Date”), the Company completed an initial public offering (“IPO”) of its common stock. The Company sold an aggregate of 1,625,000 shares of common stock under a registration statement on Form S-1, declared effective on March 5, 2015 (the “Effective Date”), at a public offering price of $46.00 per share. Net proceeds to the Company were $69.5 million, after deducting underwriting discounts and commissions, and before deducting offering expenses of $3.8 million. Upon the completion of the IPO, all outstanding shares of the Company’s convertible preferred stock were converted into an aggregate of 3,712,206 shares of common stock.
Reverse Stock Split
Prior to the Company’s IPO, on February 20, 2015, the Company amended its amended and restated certificate of incorporation effecting a 1-for-2 reverse stock split of its capital stock. The reverse stock split adjusted the authorized shares of capital stock, but did not cause an adjustment to the par value. As a result of the reverse stock split, the Company was required to adjust the share amounts under its equity incentive plan and common stock warrant agreements with third parties.
Subsequent to the Company’s IPO, on April 25, 2016, the Company amended its amended and restated certificate of incorporation effecting a 1-for-4 reverse stock split of its outstanding shares of capital stock. The reverse stock split did not change the number of authorized shares of capital stock of the Company or cause an adjustment to the par value of the Company’s capital stock. As a result of the reverse stock split, the Company was required to adjust the share amounts under its equity incentive plans and common stock warrant agreements with third parties. No fractional shares were issued in connection with the reverse stock split. Stockholders who would have otherwise held a fractional share of capital stock received a cash payment for any fractional share resulting from the split in an amount equal to such fraction multiplied by the closing sales price of the common stock as reported on the New York Stock Exchange on April 25, 2016, the last trading day immediately prior to the split.
All disclosures of shares and per share data in the consolidated financial statements and related notes have been adjusted to reflect the reverse stock split for all periods presented.
Stock Exchange Listing Transfer
On May 2, 2016, the Company provided written notice to the New York Stock Exchange of its intention to voluntarily delist its common stock on the New York Stock Exchange and to list its common stock on the Nasdaq Global Market (“Nasdaq”). The common stock was approved for listing on Nasdaq, with its continued trading under the symbol “MXPT.” Trading of the Company’s common stock commenced on Nasdaq on May 13, 2016.
Stock Repurchase Program
On March 4, 2016, the Company’s board of directors authorized the repurchase of up to $4.0 million of the Company’s outstanding shares of common stock. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The stock repurchase program requires that the Company retire repurchased shares in accordance with Delaware corporate law and that such repurchased shares resume the status of authorized but unissued shares of common stock.

The Company accounts for stock repurchases using the constructive retirement method wherein the aggregate par value of the stock is recorded to common stock and the excess of cost over par value is recorded to additional paid-in capital, subject to its pro rata portion.
For the year ended December 31, 2016, the Company repurchased 15,197 shares under this program at a weighted-average price per share of $8.19. As of December 31, 2016 the Company had the ability to repurchase up to approximately $3.9 million of common stock under the program.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has evaluated whether there is substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. Management’s evaluation shall be based on relevant conditions and events that are known and reasonably knowable as of that date. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued.
The Company’s management has evaluated the facts and circumstances, excluding consideration of actions that have not been fully implemented as of the date these financial statements are issued, and has concluded that the maturity of its short-term debt raises substantial doubt about its ability to continue as a going concern. The Company’s line of credit requires it to comply with certain covenants as described in Note 6 and has a current maturity date of December 31, 2017. If the Company were required to repay this short-term credit facility at maturity, the impact to the Company’s ability to meet its obligations as they become due would be materially and adversely affected.
Management’s plan to mitigate this risk is to amend its current revolving line of credit facility, as it did in March 2016 and September 2016, or to replace it with a suitable alternative prior to its maturity date. The Company believes that its existing cash balances, together with its current revolving line of credit, as amended or replaced, will be sufficient to meet its anticipated cash requirements through at least the next 12 months and that this plan alleviates any substantial doubt about the entity’s ability to continue as a going concern.
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

Restricted Cash
Restricted cash represents cash that is subject to contractual withdrawal restrictions and penalties. Restricted cash is classified within the consolidated balance sheets based on the timing of when the restrictions are expected to lapse. The Company presented restricted cash related to its debt agreement in the consolidated balance sheets based on timing of maturity.
In accordance with a new loan and security agreement (the “New Loan and Security Agreement”) entered into in June 2014 and described in Note 6, the Company was required to maintain, at all times, $5.0 million, consisting of the sum of: (i) cash held at the lender (determined in accordance with the New Loan and Security Agreement); plus (ii) the unused availability amount on its revolving line of credit; plus (iii) the undrawn portion of an advance related to a term loan and security agreement (the “Mezzanine Loan and Security Agreement”). The Company recorded $1.9 million of restricted cash as of December 31, 2015 based on its availability under the New Loan and Security Agreement of $3.1 million as of that date.
On March 8, 2016, the Company amended its new loan and security agreement. As described in Note 6, this amendment removed the $5.0 million minimum cash and availability requirement, among other things. As such, no amounts were reflected as restricted cash within the consolidated balance sheets as of December 31, 2016.
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
As of December 31, 2015, the Company did not have any advertising agencies or customers that individually comprised a significant concentration of its accounts receivable. As of December 31, 2016, the Company did not have any advertising agencies that individually comprised a significant concentration of its accounts receivable and had one customer that comprised approximately 12% of its accounts receivable.
For the years ended December 31, 2014, 2015 and 2016, the Company did not have any customers that individually comprised a significant concentration of its revenue.

Allowance for Doubtful Accounts
The Company extends credit to its customers without requiring collateral. Accounts receivable are stated at net realizable value. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due. The Company’s estimate is based on historical collection experience and the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. At December 31, 2015 and 2016, the Company had reserved for $0.1 million and $0.3 million of its accounts receivable balance, respectively.
The following table presents the changes in the allowance for doubtful accounts for the years ended December 31 (in thousands):

	2014	2015	2016
Allowance for doubtful accounts:
Balance, beginning of period	$716	$179	$102
Add: adjustment for bad debts	(211)	205	358
Less: write-offs, net of recoveries	(326)	(282)	(170)
Balance, end of period	$179	$102	$290
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
Internal-use software development costs of $4.0 million, $6.5 million and $7.2 million were capitalized during the years ended December 31, 2014, 2015 and 2016, respectively. Capitalized internal-use software development costs are included in property, equipment and software, net in the consolidated balance sheets.
Amortization expense related to the capitalized internal-use software was $1.3 million, $2.4 million and $5.0 million for the years ended December 31, 2014, 2015 and 2016, respectively, and is primarily included in other cost of revenue and research and development expense in the consolidated statements of operations. The net book value of capitalized internal-use software was $9.8 million and $12.0 million at December 31, 2015 and 2016, respectively.
Property, Equipment and Software, Net
Property, equipment and software is recorded at cost, net of depreciation. Expenditures for major additions and improvements are capitalized. Depreciation and amortization are recognized over the estimated useful life of the related assets using the straight-line method.
The depreciation and amortization periods for the Company’s significant property, equipment and software categories are as follows:

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
Fair Value of Financial Instruments
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities, approximate their respective fair values due to their short term nature.
Foreign Currency Translation and Transactions
The consolidated financial statements of the Company’s foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the period. Translation adjustments are recorded within accumulated other comprehensive loss, a separate component of stockholders’ equity, in the consolidated balance sheets. Foreign exchange transaction gains and losses have not been material to the Company’s consolidated financial statements for all periods presented.
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

The Company allocates arrangement consideration in multiple element arrangements at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence (“VSOE”), if available; (2) third-party evidence (“TPE”), if VSOE is not available; and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. The Company has been unable to establish VSOE or TPE, and therefore, uses BESP in its allocation of arrangement consideration. The Company determines BESP for its deliverables by considering a number of factors including, but not limited to, the price lists used by the Company’s sales team in pricing negotiations, historical average and median pricing achieved in prior contractual customer arrangements and input from the Company’s sales operation department regarding what it believes the deliverables could be sold for on a stand-alone basis. The Company allocates consideration in all multiple element arrangements based on the relative fair value of the deliverables and recognizes revenue as services are delivered, assuming all other revenue recognition criteria have been met.
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
Advertising and Marketing
Advertising and marketing costs are expensed as incurred and totaled $3.7 million, $6.1 million and $3.9 million for the years ended December 31, 2014, 2015 and 2016, respectively.
Stock-Based Compensation
The Company accounts for stock options and restricted stock units (“RSU’s”) granted to employees and shares to be issued under its employee stock purchase plan (“ESPP”) based on their estimated fair values on the date of grant. The fair value of each stock option granted and share to be issued under its ESPP is estimated using the Black-Scholes option pricing model. The fair value of RSU’s is estimated based on the closing price of the underlying common stock on the date of grant. Stock-based compensation expense is recognized on a straight-line basis over the requisite service or offering period, net of estimated forfeitures.

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
Basic and Diluted Loss per Common Share
Prior to the IPO, the Company used the two-class method to compute net loss per common share because the Company had issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Each series of the Company’s convertible preferred stock were entitled to participate in distributions that were made to common stockholders, when and if declared by the board of directors, and therefore, were considered participating securities. Due to the net loss for the year ended December 31, 2014, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
Subsequent to the completion of the IPO, the Company no longer has outstanding participating securities. Therefore, the Company calculates net loss per basic share by dividing net loss by the weighted-average number of shares outstanding during the reporting period. The Company calculates net loss per diluted share by dividing net loss by the weighted-average number of shares outstanding during the reporting period plus the effects of any dilutive common stock-based instruments. Due to the net losses for the years ended 2015 and 2016, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
 Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This accounting standards update is to simplify the presentation of debt issuance cost. This new guidance requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the treatment of debt discounts. The accounting standards update does not affect the recognition and measurement guidance for debt issuance costs. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This accounting standards update states that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements, the Securities and Exchange Commission would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The Company adopted ASU 2015-03, effective January 1, 2016, on a retrospective basis. The adoption of these pronouncements did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods ending after December 15, 2016. Although early adoption was permitted, the Company did not early adopt this standard. The Company adopted ASU 2014-15 effective December 31, 2016. The adoption did not have a material effect on the Company’s consolidated financial statements, however, the Company has expanded its disclosures in the related notes thereto.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This accounting standards update simplifies the presentation of deferred income taxes by eliminating the current requirement for an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. ASU 2015-17 requires an entity to classify deferred income tax liabilities and assets, as well as any related valuation allowance, as noncurrent within a classified balance sheet. This accounting standards update is effective for interim or annual periods beginning after December 15, 2016, and can be applied retrospectively or prospectively. The Company elected to early adopt ASU 2015-17, effective December 31, 2016, on a retrospective basis. The Company’s now has, in each taxable jurisdiction, one deferred tax asset and liability, along with any related valuation allowance, classified as noncurrent on its consolidated balance sheets. The adoption did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows as the Company has a full valuation allowance on deferred tax assets due to its historical losses from operations.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. This guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which rescinds SEC paragraphs pursuant to SEC staff announcements. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. In December 2016, the FASB issued ASU 2016-20, which contains amendments that affect narrow aspects of the new revenue recognition guidance. ASU 2014-09, as amended by ASU 2015-14, is effective for interim or annual periods beginning after December 15, 2017. Early adoption of the standard is permitted, but not before the original effective date. The Company plans to adopt ASU 2014-09 as of January 1, 2018.
The Company enters into contracts, or IOs, with customers either directly or through advertising agencies that act on behalf of its customers to deliver targeted digital marketing campaigns through various channels. Executed IOs typically have a term of less than three months and are cancelable at any time. The Company prices its marketing campaigns based on the number of advertising impressions and recognizes revenue as they are delivered. The Company is permitted to use either the retrospective or the modified retrospective method when adopting ASU 2014-09. The Company is currently evaluating the impact of this standard on its consolidated results of operations, financial position, cash flows and disclosures, and has not yet concluded on the method of adoption.
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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for interim or annual periods beginning after December 15, 2016 and early adoption is permitted. The Company did not early adopt this standard and does not expect that adoption will have a material effect on its consolidated results of operations, financial position and cash flows.
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
In November 2016, the FASB issued ASU 2016-18, Restricted Cash. The purpose of this guidance is to reduce the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for interim or annual periods beginning after December 15, 2017 and early adoption is permitted. This guidance must be applied retrospectively. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated results of operations, financial position and cash flows.
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis as of December 31, 2015 by level within the fair value hierarchy (in thousands):

	December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents — Money Market Fund	$18,612	$18,612	$—	$—
Cash and Cash Equivalents
The Company’s money market fund was valued using readily available market prices. As of December 31, 2016, the Company did not have a balance in this money market fund as all cash balances were maintained in demand deposit accounts.

Short-term Debt
The Company’s debt contains a variable rate of interest as of December 31, 2016 and therefore the carrying value of debt approximates its fair value. The fair value of debt falls within Level 3 of the fair value hierarchy as it is significantly driven by the creditworthiness of the Company, which is an unobservable input, and has not changed significantly since its most recent amendment to its line of credit in September 2016, described in Note 6.
Common Stock Warrants
In accordance with the Mezzanine Loan and Security Agreement entered into on June 12, 2014 and described in Note 6, the Company issued warrants to the lender to purchase 25,000 shares of common stock (the “Lender Warrants”) at an exercise price of $45.44 per share. The warrants were exercisable for an additional 12,500 shares of common stock at an exercise price of $45.44 per share, if the second tranche of $5.0 million was drawn prior to December 31, 2015. The fair value of the warrants on the date of grant totaled $0.9 million and was recorded as a discount on long-term debt and as a long-term liability in the consolidated balance sheets. The debt discount was being amortized over the term of the Mezzanine Loan and Security Agreement as reflected in the consolidated statements of operations. On December 16, 2014 the Company borrowed the second tranche of the Mezzanine Loan and Security Agreement in the amount of $5.0 million and the portion of the warrants related to the additional 12,500 shares of common stock became exercisable on that date. As of December 31, 2014, these warrants were classified as liabilities because the Company did not meet the criteria under the relevant accounting standard for treatment as equity instruments. As a result, these warrants were remeasured to their fair value at the end of each reporting period. As described in Note 8, on February 10, 2015 the Company increased its number of authorized common shares. On that date, these outstanding warrants satisfied the criteria to be treated as equity instruments and the related liabilities were reclassified to additional paid-in capital. The change in fair value between January 1, 2015 and February 10, 2015 was recorded as a derivative fair value adjustment related to common stock warrants in the consolidated statements of operations. For the years ended December 31, 2014, 2015 and 2016, the Company recorded an unfavorable $0.7 million, a favorable $0.5 million and zero change in fair value adjustments related to these Lender Warrants, respectively.
On February 12, 2015, the Company amended its Mezzanine Loan and Security Agreement, (the “Amended Mezzanine Loan and Security Agreement”), as described in Note 6. As part of the Amended Mezzanine Loan and Security Agreement, the Company issued an additional warrant to the lender (“Additional Lender Warrant”) to purchase 12,500 shares of common stock at a price of $60.72 per share. The fair value of the Additional Lender Warrant on the date of grant totaled $0.3 million and was recorded as a discount on long-term debt and as additional paid-in capital in the consolidated balance sheets as the warrant met the criteria under the relevant accounting standard for treatment as an equity instrument. As this warrant was classified as an equity instrument, it is not subject to fair value adjustments on a recurring basis. The debt discount was being amortized over the term of the Amended Mezzanine Loan and Security Agreement as reflected in the consolidated statements of operations.
As described in Note 6, in early 2015 the Company repaid the total Amended Mezzanine Loan and Security Agreement balance. Based on the early repayment of the balance related to this agreement, the Company reflected within the consolidated statements of operations the write-off of the corresponding debt discount and deferred financing costs.
The following table presents the changes in the Company’s Lender Warrants measured at fair value on a recurring basis during the years ended December 31 (in thousands):

	2014	2015
Balance as of January 1	$—	$1,614
Issuance of warrants	943	—
Change in fair value of warrants liability	671	(482)
Reclassification of warrants to equity	—	(1,132)
Balance as of December 31	$1,614	$—
In order to determine the fair value of the Lender Warrants, the Company used an option pricing model. These valuations require the input of subjective assumptions, including the estimated enterprise fair value, risk-free interest rate and expected stock price volatility. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the term of the instruments. The expected stock price volatility assumption is based on historical volatilities for publicly traded stock of comparable companies over the term of the instruments.

The following table summarizes the assumptions used for estimating the fair value of the Lender Warrants for the years ended December 31:

	2014	2015
Risk-free interest rate	2.13% - 2.58%	1.97%
Expected term (years)	9.45 - 10.00	9.34
Expected volatility	57% - 58%	58%
Dividend yield	—%	—%
Stock Option Liability Awards
During the year ended December 31, 2014, the number of stock options granted by the Company exceeded the number of shares authorized for issuance and not already committed for other purposes, such as convertible preferred stock, warrants and previously granted stock option awards. As a result, those options granted during the year ended December 31, 2014 that exceeded the authorized limit were accounted for as liability-based awards and recorded in other long-term liabilities in the consolidated balance sheets as of December 31, 2014. During the year ended December 31, 2014, the Company granted 152,668 options, cumulatively, in excess of its common shares authorized. Of these, 149,356 were outstanding as of December 31, 2014. The Company recorded a liability of $0.5 million in its consolidated balance sheets as of December 31, 2014, and recorded stock-based compensation expense of $0.5 million related to these liability-based equity awards. The fair value of the liability-based awards was estimated each reporting period, and changes in the estimate of fair value were reflected in the amount of stock-based compensation expense recorded during the period. Changes in fair value are recorded in stock-based compensation expense for the period.
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
The following table presents the changes in the recorded liability associated with certain of the Company’s stock option awards which, as described above, have been accounted for as liability-based awards during the years ended December 31 (in thousands):

	2014	2015
Balance as of January 1	$—	$461
Issuance of stock options	410	—
Change in fair value of stock options classified as liability awards	51	(173)
Reclassification of stock options classified as liability awards to equity	—	(288)
Balance as of December 31	$461	$—
In order to determine the fair value of the stock options classified as liability awards, the Company used an option pricing model. These valuations require the input of subjective assumptions, including the estimated enterprise fair value, risk-free interest rate and expected stock price volatility. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the term of the instruments. The expected stock price volatility assumption is based on historical volatilities for publicly traded stock of comparable companies over the term of the instruments.

The following table summarizes the assumptions used for estimating the fair value of the stock options classified as liability awards for the years ended December 31:

	2014	2015
Risk-free interest rate	1.61% - 2.00%	1.46% - 1.67%
Expected term (years)	4.85 - 6.08	4.74 - 6.03
Expected volatility	56% - 58%	51% - 53%
Dividend yield	—%	—%
4. Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following as of December 31 (in thousands):

	2015	2016
Capitalized internal-use software costs	$14,800	$21,993
Computer hardware and software	16,028	18,091
Furniture and office equipment	340	440
Leasehold improvements	863	1,967
Total	32,031	42,491
Less: accumulated depreciation	(12,646)	(22,366)
Property, equipment and software, net	$19,385	$20,125
Depreciation and amortization expense for the years ended December 31, 2014, 2015 and 2016 was $3.1 million, $6.1 million and $9.8 million, respectively.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following as of December 31 (in thousands):

	2015	2016
Accrued commissions	$2,713	$2,517
Accrued bonuses	1,190	2,037
Accrued salaries, wages, benefits and related costs	1,190	371
Accrued credit card purchases	645	597
Other accrued expenses and current liabilities	2,648	3,878
Accrued expenses and other current liabilities	$8,386	$9,400
6. Debt
On June 12, 2014, the Company terminated its loan and security agreement with its previous lender and entered into two debt arrangements with a new lender. The first debt arrangement was a term loan and security agreement (the Mezzanine Loan and Security Agreement). The second debt arrangement was the New Loan and Security Agreement. The New Loan and Security Agreement included a revolving line of credit, (the “New Revolving Line of Credit”). The proceeds from these new debt arrangements were used to pay off existing debt from a previous lender, in addition to providing additional working capital for general corporate purposes.

Mezzanine Loan and Security Agreement
The Mezzanine Loan and Security Agreement included a term loan with a total commitment of $15.0 million comprised of two separate tranches. The first tranche draw of $10.0 million occurred at closing and the second tranche of $5.0 million was drawn on December 16, 2014. The Mezzanine Loan and Security Agreement was secured by substantially all of the Company’s assets. The Mezzanine Loan and Security Agreement had a maturity date of June 12, 2017. The interest rate on outstanding amounts under the Mezzanine Loan and Security Agreement was fixed at 11.50%. Interest was payable monthly and the cumulative principal was due at maturity. The Company had the option to prepay all, but not less than all, of the principal balances of the Mezzanine Loan and Security Agreement at any time without a prepayment fee or penalty. As described in Note 3, under the terms of the Mezzanine Loan and Security Agreement, the Company issued common stock warrants (Lender Warrants) to the lender.
On February 12, 2015, the Company amended its Mezzanine Loan and Security Agreement (the Amended Mezzanine Loan and Security Agreement). The Amended Mezzanine Loan and Security Agreement increased available borrowings by $5.0 million (the “2015 Term Loan”). An additional draw under the Amended Mezzanine Loan and Security Agreement occurred on February 12, 2015. There was no modification to the original maturity date or any other significant terms with the Amended Mezzanine Loan and Security Agreement. As described in Note 3, as part of the Amended Mezzanine Loan and Security Agreement, the Company issued an additional common stock warrant to the lender (Additional Lender Warrant).
On March 20, 2015 and March 30, 2015, the Company repaid the first and second tranches of the Amended Mezzanine Loan and Security Agreement totaling $15.0 million. On April 1, 2015, the Company repaid the 2015 Term Loan of $5.0 million, which represented the remaining principal balance on the Amended Mezzanine Loan and Security Agreement. As a result of the repayment of these tranches, the Company reflected within the consolidated statements of operations the write-off of the corresponding debt discount and deferred financing costs.
New Loan and Security Agreement
The New Loan and Security Agreement included a revolving line of credit of potential maximum aggregate advances (the “New Revolving Line of Credit”) totaling $30.0 million. Borrowing availability under the revolving the New Revolving Line of Credit was measured by reference to a formula based on the amount of certain eligible accounts receivable (but not exceeding the aggregate principal amount of commitments under the revolving line of credit). The New Revolving Line of Credit had a maturity date of June 12, 2016. The interest rate on outstanding amounts under the New Revolving Line of Credit was a floating rate per annum equal to the prime referenced rate plus a potential applicable margin of 1.00%. Interest was payable monthly. In addition, the Company was required to maintain, at all times, $5.0 million, consisting of the sum of: (i) cash held at the lender (determined in accordance with the New Loan and Security Agreement); plus (ii) the unused availability amount on its line of credit; plus (iii) the undrawn portion of the term loan advance related to the Mezzanine Loan and Security Agreement, described above.
On February 12, 2015, the Company amended its New Loan and Security Agreement (the “Amended New Loan and Security Agreement”). The amended New Revolving Line of Credit (the “Amended New Revolving Line of Credit”) was increased by $5.0 million. There was no modification to the original maturity date or any other significant terms with the Amended New Loan and Security Agreement.
On March 8, 2016, the Company entered into a second amendment to its Amended New Loan and Security Agreement. The “Second Amended New Loan and Security Agreement” changed the following terms and conditions to the Amended New Loan and Security Agreement and Amended New Revolving Line of Credit (the “Second Amended New Revolving Line of Credit”) by: (1) extending the maturity date to June 11, 2017; (2) removing the $5.0 million minimum cash and availability requirement (defined as cash held at the lender plus the unused credit line availability amount); and (3) changing the applicable interest rate on outstanding amounts under the Second Amended New Revolving Line of Credit to a floating rate per annum equal to the prime referenced rate plus a potential applicable margin ranging from 0.00% to 1.50%. In addition, with this amendment, the Company was required to comply with certain financial covenants, including Adjusted EBITDA thresholds and Adjusted Quick Ratio metrics.

On September 30, 2016, the Company entered into a third amendment to its Amended New Loan and Security Agreement (the “Third Amended New Loan and Security Agreement”). The Third Amended New Loan and Security Agreement changed the following terms and conditions to the Second Amended New Loan and Security Agreement and Second Amended New Revolving Line of Credit (the “Third Amended New Revolving Line of Credit”) by: (1) extending the maturity date to December 31, 2017; (2) including in the revolving line of credit borrowing base calculation certain eligible unbilled accounts receivable; (3) adjusting the borrowing base calculation to be (a) 85% of eligible accounts receivable, plus (b) the lesser of (i) 75% of eligible unbilled accounts or (ii) $12,250,000; (4) modifying the definition of eligible accounts receivable for the revolving line of credit borrowing base by including up to 25% of certain eligible foreign accounts receivable, including those payable from Canada, Australia, France, Germany, Israel, Italy, Japan and the United Kingdom; (5) providing that all future cash collections from accounts receivable directly reduce the outstanding balance of the revolving credit facility; (6) fixing the applicable interest rate on future outstanding amounts under the revolving line of credit to a rate per annum equal to the prime referenced rate plus 0.5%; (7) reducing certain financial covenants regarding the required monthly minimum adjusted quick ratio, as defined and described below, in addition to removing certain previous ratio thresholds which could have resulted in a range of applicable interest rates; and (8) changing the amounts related to the Company’s financial covenants regarding specified quarterly adjusted EBITDA requirements, as defined and described below.
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
As of December 31, 2016, the Company had approximately $5.0 million of availability under the line of credit. The effective interest rate for the Third Amended New Revolving Line of Credit was 4.25% as of December 31, 2016. The loan is secured by substantially all of the Company’s assets.
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
As of December 31, 2016, the Company was in compliance with all financial and nonfinancial covenants.
As of December 31, 2015 and 2016, the outstanding borrowings under the Company’s revolving line of credit were $31.2 million and $27.5 million, respectively, and are presented as a short-term obligation in both periods.
7. Employee Retirement Savings Plan
Effective July 1, 2011, the Company established the MaxPoint Interactive, Inc. 401(k) Profit Sharing Plan (the “Retirement Plan”) covering all permanent full-time employees who are at least 21 years of age. Retirement Plan participants may make a combination of pre-tax and after-tax elective contributions, up to the maximum percentage of compensation and dollar amount limits under the Internal Revenue Code. Retirement Plan participants are immediately vested in their elective contributions. Company contributions to the Retirement Plan are discretionary. There were no Company contributions to the Retirement Plan for the years ended December 31, 2014, 2015 and 2016.

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
Common Stock Reserved for Issuance
The Company’s shares of common stock reserved for issuance as of December 31, 2015 and 2016 were as follows:

	2015	2016
Lender warrants to purchase common stock	50,000	50,000
Stock options outstanding	1,074,473	1,026,244
Unvested restricted stock units	—	536,100
Possible future issuance under equity incentive plan	380,460	189,513
Possible future issuance under employee stock purchase plan	60,318	66,823
Total shares reserved	1,565,251	1,868,680
Preferred Stock
Effective as of the Closing Date, shares of preferred stock may be issued from time to time in one or more series. The board of directors is authorized to provide for the issuance, out of the unissued shares of preferred stock, of one or more series of preferred stock, by establishing the number of shares to be included in such series, voting powers, preferences, participation, or other special rights, if any, of the shares of each such series and any qualifications, limitations or restrictions thereof. The Company did not have any outstanding preferred stock as of December 31, 2016.
9. Convertible Preferred Stock
As described in Note 8, on the Closing Date, the Company completed an IPO of its common stock. Upon the completion of the IPO, all outstanding shares of the Company’s convertible preferred stock were automatically converted into an aggregate of 3,712,206 shares of common stock.

The following table summarizes the issuances of convertible preferred stock subject to conversion as of the IPO completion:

	Number of Shares Authorized	Number of Shares Outstanding	Original Issue and Conversion Price per Share
Series A convertible preferred stock	621,626	595,936	$2.328
Series B convertible preferred stock	912,342	912,342	$3.38624
Series C convertible preferred stock	1,351,626	1,351,626	$5.9192
Series D convertible preferred stock	852,312	852,302	$15.2528
Total convertible preferred stock	3,737,906	3,712,206
The Series A, Series B, Series C and Series D convertible preferred stock are collectively referred to as the “Preferred Stock,” and individually as the “Series A,” “Series B,” “Series C,” and “Series D.” The “Original Issue Price” per share excludes the cost of issuance.
Prior to the consummation of the IPO, the Company had determined that its convertible preferred stock was contingently redeemable due to the existence of deemed liquidation provisions contained in its former certificate of incorporation, and therefore classified its convertible preferred stock outside of permanent equity.
Summary of Activity
The following table presents a summary of activity for the convertible preferred stock issued and outstanding for the years ended December 31, 2014 and 2015 (in thousands):

	Convertible Preferred Stock
	Series A	Series B	Series C	Series D	Total Amount
Balance as of December 31, 2014	$1,387	$3,089	$8,000	$13,000	$25,476

Conversion to common stock upon IPO	(1,387)	(3,089)	(8,000)	(13,000)	(25,476)

Balance as of December 31, 2015	$—	$—	$—	$—	$—

Conversion Rights
The holders of the Company’s Preferred Stock were entitled to convert their shares into common stock at any time. The number of shares of common stock issued upon conversion was determined based on the number of converted Preferred Stock shares and the conversion price. The conversion price varied based upon the occurrence of certain events, such as stock splits, business combinations, issuances of common stock dividends and distributions, recapitalizations, mergers, consolidations and sales of common stock below the Preferred Stock conversion price.
10. Stock-Based Compensation
Equity Incentive Plans
Prior to the IPO, the Company had a stock-based compensation plan, the 2010 Equity Incentive Plan (the “2010 Plan”) under which the Company granted options to purchase shares of common stock to employees, directors and consultants.

In January 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which was subsequently ratified by its stockholders in February 2015. The 2015 Plan became effective immediately on adoption although no awards were to be made under it until the Effective Date. The 2015 Plan is the successor to and continuation of the 2010 Plan. As of the Effective Date, no additional awards are to be granted under the 2010 Plan, but all stock awards granted under the 2010 Plan remain subject to their existing terms. The number of shares of the Company’s common stock reserved for issuance under the 2015 Plan equaled the sum of 625,000 shares plus up to 1,134,467 shares reserved for issuance under the 2010 Plan. Of this amount, 189,513 shares are available for future grants to employees, non-employee directors, consultants and advisors as of December 31, 2016.
The 2015 Plan provides for the grant of the following awards: (i) incentive and nonstatutory stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) stock units; and (v) performance cash awards. The number of shares reserved for issuance under the 2015 Plan will be increased automatically on the first business day of each of the Company’s fiscal years, commencing in 2016, by a number equal to the least of: (1) 437,500 shares; (2) 5% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (3) the number of shares determined by the Company’s board of directors.
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
Stock Options
The terms of the stock options, including the exercise price per share and vesting provisions, are determined by the board of directors. Historically, stock options were granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant based upon numerous objective and subjective factors including: third-party valuations, preferred stock transactions with third-parties, current operating and financial performance, management estimates and future expectations. Subsequent to the completion of the IPO, the fair value of the Company’s common stock on the grant date has been equal to the most recent closing price of the Company’s stock on the New York Stock Exchange, or beginning May 13, 2016, on the Nasdaq. Stock option grants typically vest upon the expiration of an initial one year cliff and vest monthly thereafter over the remaining thirty-six months assuming continuing service, and expire ten years from the grant date.
Stock-based compensation expense related to stock options is included in the following line items in the consolidated statements of operations for the years ended December 31 (in thousands):

	Year Ended December 31,
	2014 (1)	2015 (2)	2016
Other cost of revenue	$20	$75	$75
Sales and marketing	505	720	719
Research and development	756	1,114	1,268
General and administrative	1,058	1,444	1,539
	$2,339	$3,353	$3,601

(1)
Stock-based compensation expense included an unfavorable $0.5 million fair value adjustment related to stock option liability awards during the year ended December 31, 2014. See Note 3 for further description of the accounting treatment for these awards.

(2)
Stock-based compensation expense included a favorable $0.2 million fair value adjustment related to stock option liability awards prior to reclassification to additional paid-in capital during the year ended December 31, 2015. See Note 3 for further description of the accounting treatment for these awards.

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
The following table summarizes the assumptions used for estimating the fair value of stock options granted to employees for the years ended December 31:

	2014	2015	2016
Risk-free interest rate	1.32% - 2.04%	1.57% - 1.94%	1.16% - 2.10%
Expected term (years)	4.00 - 6.08	6.03 - 6.08	6.08
Expected volatility	56% - 60%	46% - 59%	46% - 47%
Dividend yield	—%	—%	—%
The weighted-average grant date fair value for the Company’s stock options granted during the years ended December 31, 2014, 2015 and 2016 was $28.24, $11.20 and $3.87 per share, respectively. The total compensation cost related to unvested stock options not yet recognized as of December 31, 2016 was $5.7 million and will be recognized over a weighted-average period of approximately 1.03 years. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2014, 2015 and 2016 was $5.4 million, $3.9 million and $0.2 million, respectively. There was no associated income tax benefit recognized for the years ended December 31, 2014, 2015 and 2016 based on the Company’s valuation allowance that is recorded against its net deferred tax assets.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding balance at January 1, 2016	1,074,473	$30.69	8.39	$500
Granted	133,760	8.44
Exercised	(31,125)	3.65
Cancelled	(150,864)	29.84
Outstanding balance at December 31, 2016	1,026,244	$28.73	7.65	$299
Exercisable at December 31, 2016	565,043	$30.65	6.91	$299
Vested and expected to vest at December 31, 2016	986,301	$29.17	7.60	$299
The following table provides a summary of options outstanding and vested as of December 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Number of Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
$1.36 - $15.00	313,087	$7.11	6.97	175,117	$6.10	5.10
$15.01 - $30.00	287,808	20.26	8.52	111,696	20.35	8.31
$30.01 - $45.00	59,336	36.48	8.02	30,116	36.61	7.75
$45.01 - $60.72	366,013	52.63	7.49	248,114	51.89	7.46
	1,026,244	$28.73	7.65	565,043	$30.65	6.91
Restricted Stock Units
The terms of the RSU’s, including the vesting provisions, are determined by the board of directors. Each restricted stock unit represents the contingent right to receive one share of common stock of the Company. The RSU’s granted typically vest over a two-year term upon the expiration of an initial six months cliff period and vest quarterly thereafter assuming continuing service.

The Company initially granted RSU’s during the year ended December 31, 2016. Stock-based compensation expense related to RSU’s is included in the following line items in the consolidated statements of operations for the year ended December 31(in thousands):

2016
Other cost of revenue	$27
Sales and marketing	104
Research and development	294
General and administrative	163
$588
The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2016:

	Number of Awards	Weighted- Average Grant Date Fair Value
Nonvested balance at January 1, 2016	—	$—
Granted	566,420	8.87
Vested	—	—
Forfeited	(30,320)	8.87
Nonvested balance at December 31, 2016	536,100	$8.87
The total compensation cost related to nonvested RSU’s not yet recognized as of December 31, 2016 was $4.2 million and will be recognized over a weighted-average period of approximately 0.97 years.
Employee Stock Purchase Plan
In January 2015, the Company’s board of directors adopted the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was subsequently ratified by its stockholders in February 2015. The 2015 ESPP began as of the Effective Date.
The 2015 ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to a total maximum share number of 375 per offering period and maximum share value of $25,000 per calendar year. The price at which common stock is purchased under the 2015 ESPP is equal to 85% of the fair market value of the common stock on the first day of an offering period or on the purchase date, whichever is lower.
Unless otherwise determined by the compensation committee, two offering periods of six months’ duration will begin in each year on May 1 and November 1. Due to the timing of the Company’s IPO, the first offering period started on March 5, 2015 and ended on October 30, 2015.
For the year ended December 31, 2016, the Company issued 55,995 shares under the 2015 ESPP. The Company has accumulated employee withholdings of $0.2 million as of December 31, 2016 associated with the next purchase date.

Stock-based compensation expense related to the 2015 ESPP is included in the following line items in the consolidated statements of operations for the years ended December 31 (in thousands):

	2015	2016
Other cost of revenue	$17	$4
Sales and marketing	177	64
Research and development	244	125
General and administrative	66	27
	$504	$220
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
The Company initially reserved 93,750 shares of its common stock for issuance under the 2015 ESPP. The number of shares reserved for issuance under the 2015 ESPP will automatically be increased on the first business day of each of the Company’s fiscal years, commencing in 2016, by a number equal to the least of: (1) 62,500 shares; (2) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (3) the number of shares determined by the Company’s board of directors. The compensation committee of the Company’s board of directors will administer the 2015 ESPP. The board of directors or the compensation committee may amend or terminate the 2015 ESPP at any time.
The fair value of the “look back” option for 2015 ESPP shares issued from the offering period is estimated using: (1) a 15% discount on the purchase of the stock; (2) 85% of the fair value of the call option; and (3) 15% of the fair value of the put option. The following table summarizes the assumptions used in the Black-Scholes option pricing model for estimating the fair value of shares to be granted under the 2015 ESPP for the offering periods during the year ended December 31:

	2015	2016
Risk-free interest rate	0.10% - 0.27%	0.41% - 0.50%
Expected term (years)	0.50 - 0.59	0.50
Expected volatility	55% - 61%	41% - 43%
Dividend yield	—%	—%
The grant date fair value per ESPP share for the first and second offering periods, for the years ended December 31, 2015 and 2016, was $15.38, $5.98, $2.23 and $2.35, respectively. The intrinsic value of shares of the Company’s stock purchased pursuant to the 2015 ESPP for offering periods within each of the years ended December 31, 2015 and 2016 was $0.1 million. As of December 31, 2016, the total unrecognized stock-based compensation cost related to the 2015 ESPP was $0.1 million and will be recognized over a period of approximately 0.3 years.
11. Income Taxes
As of December 31, 2016, the Company elected to early adopt new accounting guidance that requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on a classified balance sheet. This adoption, and retrospective application, had no impact to the consolidated financial statements due to the historical losses from the Company’s operations and the related valuation allowances on deferred tax assets. Prior period disclosures, in the tables that follow, have been adjusted to reflect the adoption of this simplification guidance.

The following table presents domestic and foreign components of loss before income taxes for the periods presented (in thousands of dollars):

	Year Ended December 31,
	2014	2015	2016
Domestic	$(11,222)	$(19,917)	$(15,086)
International	(1,767)	(2,536)	(2,765)
Total	$(12,989)	$(22,453)	$(17,851)
Taxes computed at the statutory U.S. federal income tax rate of 34% are reconciled to the provision for income taxes as follows (in thousands of dollars):

	Year Ended December 31,
	2014	2015	2016
Effective tax rate	0%	0%	0%
Statutory rate of 34%	$(4,416)	$(7,634)	$(6,069)
State taxes, net of federal benefit	(256)	(615)	(388)
Foreign rate differential	245	346	455
Stock-based compensation permanent differences	464	836	785
Meals and entertainment permanent differences	232	385	376
Miscellaneous permanent differences	32	165	264
Warrant fair market value adjustment	229	(59)	—
Other adjustments	474	(3)	(96)
Change in valuation allowance	2,996	6,579	4,673
Provision for income taxes	$—	$—	$—
Components of the deferred tax assets were as follows (in thousands of dollars):

	December 31,
	2015	2016
Accrued expenses	$882	$1,303
Stock-based compensation	854	1,611
Future benefit of carry forward losses	17,946	21,742
Other accruals	488	678
Valuation allowance	(14,871)	(19,544)
Total deferred tax asset	$5,299	$5,790
Components of deferred tax liabilities were as follows (in thousands of dollars):

	December 31,
	2015	2016
Amortization	$(3,688)	$(4,482)
Depreciation	(1,591)	(1,308)
Other accruals	(20)	—
Total deferred tax liability	$(5,299)	$(5,790)

Net deferred tax assets (liabilities)	$—	$—

The Company has U.S. federal operating loss carry forwards at December 31, 2016 of $57.2 million that will begin to expire in 2026. The Company also has state operating loss carry forwards of $48.8 million that will begin to expire in 2021 and foreign operating loss carry forwards of $7.1 million that do not expire.
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
In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% within a three-year period results in an annual limitation on the Company’s ability to utilize its NOL carryforwards created during the tax periods prior to change in ownership. The Company has determined that ownership changes have occurred and as a result, a portion of the Company’s NOL carryforwards might be limited.
With respect to foreign earnings, it is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the United States. As of December 31, 2016, the Company’s non-U.S. subsidiary had no undistributed earnings.
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
On February 13, 2017, the United States District Court for the Southern District of New York filed a Memorandum Opinion and Order dismissing the First Amended Complaint against the Company, the individual defendants and the underwriter defendants. The Plaintiff filed a motion with the Court to reconsider the Order of dismissal and reinstate the claims against the defendants on February 27, 2017. The Company anticipates filing an opposition brief by no later than March 13, 2017.
The Company disputes these claims and is defending this matter vigorously, and is unable to estimate the amount of a potential loss or range of potential loss, if any. Legal fees are expensed in the period in which they are incurred.
Leases
The Company leases office facilities under operating leases. During the year ended December 31, 2016, the Company entered into multiple new and amended operating leases for the purposes of sales and marketing, technology and development and engineering activities.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 for the fiscal years indicated are as follows (in thousands):

Year Ending December 31,
2017	$2,946
2018	2,784
2019	2,160
2020	1,510
2021	1,254
Thereafter	1,772
Total minimum lease payments	$12,426
Future minimum lease payments due under certain operating lease arrangements contain fixed rent increases and rent abatements over the term of the lease. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis. The excess of rent expense over lease payments made has been reported in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets. As of December 31, 2015 and 2016, deferred rent related to these leases totaled $1.0 million and $1.4 million, respectively. As of December 31, 2016, the Company had outstanding letters of credit related to certain operating leases totaling $0.5 million. No amounts were drawn on these letters of credit.
Total rent expense for the years ended December 31, 2014, 2015 and 2016 was $1.6 million, $2.1 million and $2.9 million, respectively.
Purchase Commitments
The Company has $4.9 million of non-cancelable contractual commitments as of December 31, 2016, primarily related to purchases of data, third-party data centers and other support services. Of these commitments, $3.6 million and $1.3 million are due within the next year and within the next two years, respectively.
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

13. Earnings Per Share
Diluted loss per share is the same as basic loss per share for the years ended December 31, 2014, 2015 and 2016 because the effects of potentially dilutive items were anti-dilutive given the Company’s net losses in those periods.
The following securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the years ended December 31:

	2014	2015	2016
Convertible preferred stock:
Series A	595,936	—	—
Series B	912,342	—	—
Series C	1,351,626	—	—
Series D	852,302	—	—
Common stock subject to repurchase	1,250	—	—
Lender warrants to purchase common stock	37,500	50,000	50,000
2015 ESPP	—	48,220	36,983
Restricted stock units	—	—	536,100
Stock options	856,279	1,074,473	1,026,244
Total	4,607,235	1,172,693	1,649,327

14. Segment and Geographic Information
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single operating and reportable segment.
For the year ended December 31, 2014, approximately 96% of the Company’s long-lived assets were held and more than 99% of revenue was generated in the United States. For the year ended December 31, 2015, approximately 98% of the Company’s long-lived assets were held and approximately 99% of revenue was generated in the United States. For the year ended December 31, 2016, approximately 97% of the Company’s long-lived assets were held and approximately 99% of revenue was generated in the United States.
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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission established in Internal Control - Integrated Framework (2013 Framework). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for emerging growth companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 and is incorporated herein by reference.
Item 11.  Executive Compensation.
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 and is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 and is incorporated herein by reference.
Item 14.  Principal Accounting Fees and Services.
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 and is incorporated herein by reference.

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
Item 16.  Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXPOINT INTERACTIVE, INC.

Date: March 8, 2017	By:	/ s / Joseph Epperson
	Name:	Joseph Epperson
	Title:	President, Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/ s / Brad Schomber
	Name:	Brad Schomber
	Title:	Chief Financial Officer
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

Signature	Title	Date

/ s / Joseph Epperson	President, Chief Executive Officer and Chairman	March 8, 2017
Joseph Epperson	(Principal Executive Officer)

/ s / Brad Schomber	Chief Financial Officer	March 8, 2017
Brad Schomber	(Principal Financial and Accounting Officer)

/ s / Kevin Dulsky	Director	March 8, 2017
Kevin Dulsky

/ s / Lynnette Frank	Director	March 8, 2017
Lynnette Frank

/ s / Len Jordan	Director	March 8, 2017
Len Jordan

/ s / Augustus Tai	Director	March 8, 2017
Augustus Tai

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of MaxPoint Interactive, Inc.	8-K	001-36864	3.1	3/12/2015
3.2	Amended and Restated Bylaws of MaxPoint Interactive, Inc.	8-K	001-36864	3.2	3/12/2015
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MaxPoint Interactive, Inc.	8-K	001-36864	3.1	4/25/2016
4.1	Form of Registrant’s common stock certificate.	S-1/A	333-201833	4.1	2/23/2015
4.2	Amended and Restated Investors’ Rights Agreement, dated December 12, 2011, by and among the Registrant and the parties thereto.	S-1	333-201833	4.2	2/3/2015
4.3	Form of Warrant to Purchase Common Stock.	S-1	333-201833	4.3	2/3/2015
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-201833	10.1	2/17/2015
10.2*	2010 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-201833	10.2	2/3/2015
10.3*	2015 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-201833	10.3	2/23/2015
10.4*	2015 Employee Stock Purchase Plan.	S-1/A	333-201833	10.4	2/23/2015
10.5	Office Lease, dated May 6, 2013, by and among the Registrant and the party thereto, as amended on January 7, 2014 and January 23, 2015.	S-1	333-201833	10.5	2/3/2015
10.6	Loan and Security Agreement, dated June 12, 2014, between the Registrant and Silicon Valley Bank.	S-1	333-201833	10.6	2/3/2015
10.7	First Amendment to Loan and Security Agreement, dated February 12, 2015, between the Registrant and Silicon Valley Bank.	S-1/A	333-201833	10.8	2/17/2015
10.8	Mezzanine Loan and Security Agreement, dated June 12, 2014, between the Registrant and Silicon Valley Bank.	S-1	333-201833	10.7	2/3/2015
10.9	First Amendment to Mezzanine Loan and Security Agreement, dated February 12, 2015, between the Registrant and Silicon Valley Bank.	S-1/A	333-201833	10.9	2/17/2015
10.10*	Management Cash Incentive Bonus Plan.	S-1/A	333-201833	10.10	2/17/2015
10.11*	Change in Control Equity Acceleration Policy.	S-1/A	333-201833	10.11	2/17/2015
10.12*	Compensation Program for Non-Employee Directors.	S-1/A	333-201833	10.12	2/23/2015
10.13*	Offer letter between Registrant and Joseph Epperson dated February 20, 2015.	S-1/A	333-201833	10.13	2/23/2015
10.14*	Offer letter between Registrant and Brad Schomber dated February 22, 2015.	S-1/A	333-201833	10.14	2/23/2015
10.15*	Offer letter between Registrant and Gretchen Joyce dated February 20, 2015.	S-1/A	333-201833	10.15	2/23/2015
10.16*	Offer letter between Registrant and Kurt Carlson dated February 20, 2015.	S-1/A	333-201833	10.16	2/23/2015
10.17	Second Amendment to Loan and Security Agreement, dated March 8, 2016, between the Registrant and Silicon Valley Bank.	10-K	001-36864	10.17	3/10/2016
10.18	Third Amendment to Loan and Security Agreement, dated September 30, 2016, between the Registrant and Silicon Valley Bank.	8-K	001-36864	10.1	10/5/2016

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.19*	Forms of restricted stock unit agreements under the 2015 Equity Incentive Plan	10-Q	001-36864	10.2	11/10/2016
10.20*	CSOP under the 2015 Equity Incentive Plan and forms of agreements thereunder	10-Q	001-36864	10.3	11/10/2016
10.21*	Form of UK stock option agreement under the 2015 Equity Incentive Plan	10-Q	001-36864	10.4	11/10/2016
21.1	List of Subsidiaries of Registrant.	S-1	333-201833	21.1	2/3/2015
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan.

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