Form 10-Q
period 2017-03-31
MaxPoint Interactive, Inc.
filed 2017-05-10
CIK 1611231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No    ☒
There were 6,746,463 shares of the registrant’s common stock outstanding as of May 3, 2017.

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
Some of the key factors that could cause actual results to differ from our expectations include:

•	our limited operating history, particularly as a public company, which makes it difficult to evaluate our current business and future prospects;

•	our ability to achieve or sustain profitability;

•	the effects of increased competition in our market and our ability to compete effectively;

•	our ability to attract new customers;

•	our ability to maintain or increase the allocation of our existing customers’ marketing spend to us;

•	changes in our customers’ advertising budget allocations, agency affiliations or marketing strategies;

•	our ability to develop new products and services, enhance our existing products and services or make necessary changes to our technology platform or business model;

•	our ability to expand our business internationally;

•	our ability to comply with, and the effect on our business of, evolving legal standards and regulations, particularly concerning privacy and data protection;

•	the seasonality of our business;

•	our dependence on the continued growth of the digital advertising market;

•	our ability to maintain a supply of media inventory or impressions;

•	our ability to retain key employees and attract additional key employees;

•	our ability to maintain effective internal controls;

•	our recognition of revenue from customer subscriptions over the term of the customer agreements; and

•	general market, political, economic and business conditions, including internationally.

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

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of December 31,	As of March 31,
	2016	2017
Assets
Current assets:
Cash and cash equivalents	$24,221	$20,378
Accounts receivable, net	43,432	25,793
Prepaid expenses and other current assets	1,477	2,106
Total current assets	69,130	48,277
Property, equipment and software, net	20,125	19,549
Other long-term assets	60	60
Total assets	$89,315	$67,886
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$12,660	$8,864
Accrued expenses and other current liabilities	9,400	8,791
Short-term debt	27,489	18,645
Total current liabilities	49,549	36,300
Other long-term liabilities	1,218	1,154
Total liabilities	50,767	37,454
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Common stock, $0.00005 par value; 500,000,000 shares authorized, 6,632,889 and 6,713,551 shares issued and outstanding as of December 31, 2016 and March 31, 2017, respectively	1	1
Additional paid-in capital	107,898	109,008
Accumulated other comprehensive loss	(200)	(195)
Accumulated deficit	(69,151)	(78,382)
Total stockholders’ equity	38,548	30,432
Total liabilities and stockholders’ equity	$89,315	$67,886
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2017
Revenue	$29,450	$27,853
Traffic acquisition costs	10,088	8,799
Other cost of revenue	4,643	4,676
Gross profit	14,719	14,378
Operating expenses:
Sales and marketing	13,349	12,383
Research and development	6,507	6,424
General and administrative	5,318	4,612
Total operating expenses	25,174	23,419
Loss from operations	(10,455)	(9,041)
Other expense (income):
Interest expense	264	172
Interest income	(3)	—
Amortization of deferred financing costs	18	18
Total other expense	279	190
Loss before income taxes	(10,734)	(9,231)
Provision for income taxes	—	—
Net loss	$(10,734)	$(9,231)

Net loss per basic and diluted share of common stock	$(1.63)	$(1.39)

Weighted-average shares used to compute net loss per basic and diluted share of common stock	6,565,212	6,643,475
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2017
Net loss	$(10,734)	$(9,231)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(22)	5
Comprehensive loss	$(10,756)	$(9,226)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance—January 1, 2017	6,632,889	$1	$107,898	$(200)	$(69,151)	$38,548
Exercise of stock options	13,750	—	29	—	—	29
Repurchases of common stock	(13,081)	—	(75)	—	—	(75)
Issuance of common stock upon vesting of restricted stock units	124,480	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(44,487)	—	(298)	—	—	(298)
Stock-based compensation	—	—	1,454	—	—	1,454
Foreign currency translation adjustments	—	—	—	5	—	5
Net loss	—	—	—	—	(9,231)	(9,231)
Balance—March 31, 2017	6,713,551	$1	$109,008	$(195)	$(78,382)	$30,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2017
Cash flows from operating activities:
Net loss	$(10,734)	$(9,231)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,232	2,653
Stock-based compensation expense	930	1,250
Bad debt expense	332	(1)
Loss on disposal of asset	4	—
Amortization of deferred financing costs	18	18
Changes in operating assets and liabilities:
Accounts receivable	10,968	17,643
Prepaid expenses and other current assets	(1,136)	(609)
Security deposits	(30)	—
Accounts payable	(4,888)	(3,606)
Accrued expenses and other current liabilities	1,097	(592)
Other long-term liabilities	308	(64)
Net cash (used in) provided by operating activities	(899)	7,461
Cash flows from investing activities:
Purchases of property, equipment and software	(927)	(587)
Capitalized internal-use software costs	(1,838)	(1,494)
Changes to restricted cash	1,861	—
Net cash used in investing activities	(904)	(2,081)
Cash flows from financing activities:
Proceeds from debt	—	36,000
Repayment of debt	(5,900)	(44,844)
Proceeds from stock option exercises	52	29
Tax withholdings related to net share settlements of restricted stock units	—	(298)
Payments for repurchases of common stock	—	(75)
Payments of issuance costs related to debt	(54)	(36)
Net cash used in financing activities	(5,902)	(9,224)
Effect of exchange rate changes on cash and cash equivalents	(9)	1
Net decrease in cash and cash equivalents	(7,714)	(3,843)
Cash and cash equivalents at beginning of period	41,143	24,221
Cash and cash equivalents at end of period	$33,429	$20,378
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2017
Supplemental disclosures of other cash flow information:
Cash paid for interest	$277	$194
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable and accruals	$113	$309
Stock-based compensation capitalized in internal-use software costs	$109	$204

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
Organization
MaxPoint Interactive, Inc. (the “Company”) was incorporated in September 2006 under the state laws of Delaware. The Company is a provider of business intelligence and marketing automation services. The Company’s customers are located in the United States and Europe and consist primarily of enterprises with national brands in the consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment industries. The Company’s MaxPoint Intelligence Platform predicts the most likely local buyers of a specific product at a particular retail location and then executes cross-channel digital marketing campaigns to reach these buyers on behalf of the Company’s customers. The Company is headquartered in Morrisville, North Carolina and has offices across the United States and one in the United Kingdom.
Reverse Stock Split
On April 25, 2016, the Company amended its amended and restated certificate of incorporation effecting a 1-for-4 reverse stock split of its outstanding shares of capital stock. The reverse stock split did not change the number of authorized shares of capital stock of the Company or cause an adjustment to the par value of the Company’s capital stock. As a result of the reverse stock split, the Company was required to adjust the share amounts under its equity incentive plans and common stock warrant agreements with third parties. No fractional shares were issued in connection with the reverse stock split. Stockholders who would have otherwise held a fractional share of capital stock received a cash payment for any fractional share resulting from the split in an amount equal to such fraction multiplied by the closing sales price of the common stock as reported on the last trading day immediately prior to the split.

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
For the three months ended March 31, 2016, the Company did not repurchase any shares under this program. For the three months ended March 31, 2017, the Company repurchased 13,081 shares under this program at a weighted-average price per share of $5.75. As of March 31, 2017 the Company had the ability to repurchase up to approximately $3.8 million of common stock under the program.
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
The Company’s management has evaluated the facts and circumstances, excluding consideration of actions that have not been fully implemented as of the date these condensed consolidated financial statements are issued, and has concluded that the maturity of its short-term debt raises substantial doubt about its ability to continue as a going concern. The Company’s line of credit requires it to comply with certain covenants as described in Note 4 and has a current maturity date of March 31, 2018. If the Company were required to repay this short-term credit facility at maturity, the impact to the Company’s ability to meet its obligations as they become due would be materially and adversely affected.
Management’s plan to mitigate this risk is to amend its current revolving line of credit facility, as it has done previously and most recently in March 2017, or to replace it with a suitable alternative prior to its maturity date. Alternatively, the Company may seek alternative sources of financing from other asset-backed lending institutions based on utilizing accounts receivable as collateral.
The Company believes that its existing cash balances, together with its current revolving line of credit, as amended or replaced, will be sufficient to meet its anticipated cash requirements through at least the next 12 months and that this plan will alleviate any substantial doubt about the entity’s ability to continue as a going concern.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. The Company evaluates its estimates, including those related to its allowance for doubtful accounts, revenue recognition, internal-use software, stock-based compensation and income taxes and related valuation allowances. The Company bases its estimates on its historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results could differ from those estimates.
Unaudited Interim Condensed Consolidated Financial Information
The condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and applicable rules and regulations of the Securities and Exchange Commission’s (“SEC”) Rule 10-01 of Regulation S-X for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss, changes in stockholders’ equity and cash flows. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the full year or the results for any future periods.
The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Form 10-K”). The significant accounting policies and recent accounting pronouncements were described in Note 2 to the consolidated financial statements included in the Form 10-K. There have been no significant changes in or updates to the accounting policies since December 31, 2016, other than as described below within “Recently Adopted Accounting Pronouncements.”

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
As of December 31, 2016, the Company did not have any advertising agencies that individually comprised a significant concentration of its accounts receivable and had one customer that comprised approximately 12% of its accounts receivable. As of March 31, 2017, the Company did not have any customers or advertising agencies that individually comprised a significant concentration of its accounts receivable.
For the three months ended March 31, 2016 and 2017, the Company did not have any customers that individually comprised a significant concentration of its revenue.
Allowance for Doubtful Accounts
The Company extends credit to its customers without requiring collateral. Accounts receivable are stated at net realizable value. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due. The Company’s estimate is based on historical collection experience and the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. At December 31, 2016 and March 31, 2017, the Company had reserved for $0.3 million of its accounts receivable balance, respectively.
The following table presents the changes in the allowance for doubtful accounts for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2016	2017
Allowance for doubtful accounts:
Balance, beginning of period	$102	$290
Add: adjustment for bad debts	332	(1)
Less: write-offs, net of recoveries	(104)	—
Balance, end of period	$330	$289
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
Internal-use software development costs of $1.9 million and $1.7 million were capitalized during the three months ended March 31, 2016 and 2017, respectively. Capitalized internal-use software development costs are included in property, equipment and software, net in the condensed consolidated balance sheets.
Amortization expense related to the capitalized internal-use software was $1.0 million and $1.4 million for the three months ended March 31, 2016 and 2017, respectively, and is primarily included in other cost of revenue and research and development expense in the condensed consolidated statements of operations. The net book value of capitalized internal-use software was $12.0 million and $12.3 million at December 31, 2016 and March 31, 2017, respectively.

Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This accounting standards update simplifies the presentation of deferred income taxes by eliminating the current requirement for an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. ASU 2015-17 requires an entity to classify deferred income tax liabilities and assets, as well as any related valuation allowance, as noncurrent within a classified balance sheet. This accounting standards update is effective for interim or annual periods beginning after December 15, 2016, and can be applied retrospectively or prospectively. The Company elected to early adopt ASU 2015-17, effective December 31, 2016, on a retrospective basis. The Company now has, in each taxable jurisdiction, one deferred tax asset and liability, along with any related valuation allowance, classified as noncurrent on its consolidated balance sheets. The adoption did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows as the Company has a full valuation allowance on deferred tax assets due to its historical losses from operations.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This accounting standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for interim or annual periods beginning after December 15, 2016. The Company adopted ASU 2016-09, effective January 1, 2017. The adoption did not have a material effect on the Company’s consolidated results of operations, financial position and cash flows.
The following summarizes the effects of the adoption on the Company's unaudited condensed consolidated financial statements:
Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company has applied the modified retrospective adoption approach beginning in 2017 and has recorded a cumulative-effect adjustment to retained earnings for excess tax benefits in the amount of $0.5 million. Due to the historical losses from the Company’s operations, an offsetting amount of $0.5 million to the valuation allowance has also been recorded through a cumulative-effect adjustment to retained earnings. This adjustment related to tax assets that had previously arisen from tax deductions for equity compensation expenses that were greater than the compensation recognized for financial reporting. These assets had been excluded from the deferred tax assets and liabilities totals on the balance sheet as a result of historical accounting treatment. Prior periods have not been adjusted.
Forfeitures - Share-based compensation expense is recognized on a straight line basis, net of estimated forfeitures, such that expense is recognized only for share-based awards that are expected to vest. A forfeiture rate is estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Upon adoption of this standard, the Company continued its forfeiture estimation policy. As such, prior periods have not been adjusted.
Earnings Per Share - The Company uses the treasury stock method to compute diluted earnings per share, unless the effect would be anti-dilutive. Under this method, the Company will no longer be required to estimate the tax rate and apply it to the dilutive share calculation for determining the dilutive earnings per share, if necessary. The Company has utilized the modified retrospective adoption approach and has applied this methodology beginning in 2017 and prior periods have not required adjustment.
Statements of Cash Flows - Upon adoption of this standard, excess tax benefits are to be classified along with other income tax cash flows as operating activities. In addition, payments to a tax authority by an employer when withholding shares from an employee’s award for tax-withholding purposes are to be classified as financing activities. The Company has elected to adopt this portion of the standard on a prospective basis beginning in 2017. Prior periods have not required adjustment.
Upon adoption, no other aspects of this standard had a material impact on the Company's unaudited condensed consolidated results of operations, financial position or cash flows.

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
The Company enters into insertion order contracts, or IOs, with customers either directly or through advertising agencies that act on behalf of its customers to deliver targeted digital marketing campaigns through various channels. Executed IOs typically have a term of less than three months and are cancelable at any time. The Company prices its marketing campaigns based on the number of advertising impressions and recognizes revenue as they are delivered. The Company is permitted to use either the retrospective or the modified retrospective method when adopting ASU 2014-09. The Company currently expects to apply the modified retrospective method of adoption; however it has not yet finalized its transition method. The Company is currently evaluating the impact of this standard on its consolidated results of operations, financial position, cash flows and disclosures.
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
3. Fair Value Measurements
The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities, approximate their respective fair values due to their short term nature. The Company’s debt contains a variable rate of interest as of March 31, 2017 and therefore the carrying value of debt approximates its fair value. The fair value of debt falls within Level 3 of the fair value hierarchy as it is significantly driven by the creditworthiness of the Company, which is an unobservable input, and has not changed significantly since December 31, 2016. As described in Note 4, in March 2017 the Company extended the line of credit’s maturity date to March 31, 2018.
4. Debt
On March 22, 2017, the Company entered into a fourth amendment to its Amended New Loan and Security Agreement (the “Fourth Amended New Loan and Security Agreement”). The Fourth Amended New Loan and Security Agreement changed the terms and conditions to the revolving line of credit (the “Fourth Amended New Revolving Line of Credit”) by, among other things, extending the maturity date to March 31, 2018. There were no modifications to any other material terms with the Fourth Amended New Loan and Security Agreement.
The Fourth Amended New Revolving Line of Credit allows for potential maximum aggregate advances of $35.0 million. The applicable interest rate on outstanding amounts under the revolving line of credit is the referenced prime rate plus 0.5%. The revolving line of credit borrowing base calculation includes: (a) 85% of eligible accounts receivable (including up to 25% of certain eligible foreign accounts receivable, including those payable from Canada, Australia, France, Germany, Israel, Italy, Japan and the United Kingdom), plus (b) the lesser of (i) 75% of eligible unbilled accounts or (ii) $12,250,000. The amount available is: (a) the lesser of (i) the Fourth Amended New Revolving Line of Credit or (ii) the amount available under the borrowing base, as determined by lender; minus (b) the outstanding principal balance of any advances. All cash collections from accounts receivable directly reduce the outstanding balance of the revolving credit facility.
As of March 31, 2017, the Company had approximately $1.8 million of availability under the line of credit. The effective interest rate for the Fourth Amended New Revolving Line of Credit was 4.50% as of March 31, 2017. The loan is secured by substantially all of the Company’s assets.

Under the terms of the Fourth Amended New Loan and Security Agreement, the Company is required to meet and maintain certain customary financial and nonfinancial covenants, one of which restricts the Company’s ability to pay any dividends or make any distribution or payment to redeem, retire or purchase any capital stock, subject to certain specified exceptions. The Company must also maintain with the lender all of its primary domestic operating and other deposit and investment accounts consisting of at least 95% of the Company’s total cash and cash equivalents. This agreement also includes customary subjective acceleration clauses; in addition, the Company is required to comply with certain financial covenants, including the following:
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

Adjusted Quick Ratio. The Company is required to maintain at all times a 1.0 monthly minimum Adjusted Quick Ratio, which is defined as the ratio of cash held at the lender and cash equivalents plus net accounts receivables to current liabilities (including all debt outstanding under the Fourth Amended New Revolving Line of Credit) minus the current portion of deferred revenue. This covenant is tested on a monthly basis.
As of March 31, 2017, the Company was in compliance with all financial and nonfinancial covenants.
5. Common Stock Reserved for Issuance
The Company’s shares of common stock reserved for issuance as of December 31, 2016 and March 31, 2017 were as follows:

	2016	2017
Lender warrants to purchase common stock	50,000	50,000
Stock options outstanding	1,026,244	1,007,548
Unvested restricted stock units	536,100	408,293
Possible future issuance under equity incentive plan	189,513	573,917
Possible future issuance under employee stock purchase plan	66,823	129,323
Total shares reserved	1,868,680	2,169,081
6. Stock-Based Compensation
Equity Incentive Plans
Prior to the closing of the Company’s initial public offering on March 11, 2015 (“IPO”), the Company had a stock-based compensation plan, the 2010 Equity Incentive Plan (the “2010 Plan”) under which the Company granted options to purchase shares of common stock to employees, directors and consultants.
In January 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which was subsequently ratified by its stockholders in February 2015. The 2015 Plan is the successor to and continuation of the 2010 Plan. No additional awards are to be granted under the 2010 Plan, but all stock awards granted under the 2010 Plan remain subject to their existing terms. The 2015 Plan provides for the grant of the following awards: (i) incentive and nonstatutory stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) stock units; and (v) performance cash awards. As of March 31, 2017, 573,917 shares are available for future grants to employees, non-employee directors, consultants and advisors under the 2015 Plan.
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

Stock-based compensation expense related to stock options is included in the following line items in the condensed consolidated statements of operations for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2016	2017
Other cost of revenue	$18	$17
Sales and marketing	194	163
Research and development	335	251
General and administrative	394	356
	$941	$787
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
The following table summarizes the assumptions used for estimating the fair value of stock options granted to employees for the three months ended March 31:

	Three Months Ended March 31,
	2016	2017
Risk-free interest rate	1.38% - 1.51%	2.05% - 2.09%
Expected term (years)	6.08	6.08
Expected volatility	46% - 47%	46% - 47%
Dividend yield	—%	—%
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding balance at January 1, 2017	1,026,244	$28.73	7.65	$299
Granted	28,425	4.69
Exercised	(13,750)	2.14
Cancelled	(33,371)	25.43
Outstanding balance at March 31, 2017	1,007,548	$28.52	7.49	$329
Exercisable at March 31, 2017	593,197	$31.30	6.83	$277
Vested and expected to vest at March 31, 2017	972,228	$29.03	7.44	$314

The weighted-average grant date fair value for the Company’s stock options granted was $3.06 and $2.19 per share during the three months ended March 31, 2016 and 2017, respectively. The total compensation cost related to unvested stock options not yet recognized as of March 31, 2017 was $4.7 million and will be recognized over a weighted-average period of approximately 0.93 years. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2016 was insignificant. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2017 was $0.1 million. There was no associated income tax benefit recognized for the three months ended March 31, 2016 and 2017 based on the Company’s valuation allowance that is recorded against its net deferred tax assets.
Restricted Stock Units
The terms of the restricted stock units (“RSU’s”), including the vesting provisions, are determined by the board of directors. Each restricted stock unit represents the contingent right to receive one share of common stock of the Company. The RSUs granted typically vest, over a two-year term, upon the expiration of an initial six month cliff period and quarterly thereafter assuming continuing service.
The Company accounts for RSU’s granted to employees based on their estimated fair values on the date of grant. The fair value of RSU’s is estimated based on the closing price of the underlying common stock on the date of grant. Stock-based compensation expense related to the RSU’s is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.
The Company initially granted RSU’s during the third quarter of 2016, and as such, did not have any stock-based compensation expense related to RSU’s for the three months ended March 31, 2016. Stock-based compensation expense related to RSU’s is included in the following line items in the condensed consolidated statements of operations for the three months ended March 31 (in thousands):

2017
Other cost of revenue	$31
Sales and marketing	115
Research and development	331
General and administrative	153
$630
The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2017:

	Number of Awards	Weighted- Average Grant Date Fair Value
Nonvested balance at January 1, 2017	536,100	$8.87
Granted	9,800	5.55
Vested	(124,480)	8.87
Forfeited	(13,127)	8.59
Nonvested balance at March 31, 2017	408,293	$8.80
The total compensation cost related to nonvested RSU’s not yet recognized as of March 31, 2017 was $3.5 million and will be recognized over a weighted-average period of approximately 0.86 years. The total fair value of RSU’s vested during the three months ended March 31, 2017 was $0.8 million.
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
The Company has accumulated employee withholdings of $0.4 million as of March 31, 2017 associated with the next purchase date. Stock-based compensation expense related to the 2015 ESPP is included in the following line items in the condensed consolidated statements of operations for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2016	2017
Other cost of revenue	$3	$1
Sales and marketing	28	12
Research and development	54	18
General and administrative	13	6
	$98	$37
The Company accounts for shares to be issued under its employee stock purchase plan based on the fair value of the shares determined using the Black-Scholes option pricing model on the first day of the offering period. The fair value of the “look back” option for 2015 ESPP shares issued during the offering period is estimated using: (1) a 15% discount on the purchase of the stock; (2) 85% of the fair value of the call option; and (3) 15% of the fair value of the put option. Stock-based compensation expense related to the employee stock purchase plan is recognized on a straight-line basis over the offering period, net of estimated forfeitures.
As of March 31, 2017, the total unrecognized stock-based compensation cost related to the 2015 ESPP was insignificant.
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
On February 13, 2017, the United States District Court for the Southern District of New York filed a Memorandum Opinion and Order dismissing the First Amended Complaint against the Company, the individual defendants and the underwriter defendants. The Plaintiff filed a motion with the Court to reconsider the Order of dismissal and reinstate the claims against the defendants on February 27, 2017. The Company filed an opposition brief on March 13, 2017.
The Company disputes these claims and is defending this matter vigorously, and is unable to estimate the amount of a potential loss or range of potential loss, if any. Legal fees are expensed in the period in which they are incurred.

Purchase Commitments
The Company has $3.9 million of non-cancelable contractual commitments as of March 31, 2017, primarily related to purchases of data, third-party data centers and other support services. Of these commitments, $3.1 million and $0.8 million are due within the next year and within the next two years, respectively.
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
8. Earnings Per Share
The Company calculates net loss per basic share by dividing net loss by the weighted-average number of shares outstanding during the reporting period. The Company calculates net loss per diluted share by dividing net loss by the weighted-average number of shares outstanding during the reporting period plus the effects of any dilutive common stock-based instruments. Due to the net losses for the three months ended March 31, 2016 and 2017, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the three months ended March 31:

	Three Months Ended March 31,
	2016	2017
Lender warrants to purchase common stock	50,000	50,000
2015 ESPP	45,432	34,652
Restricted stock units	—	408,293
Stock options	1,084,476	1,007,548
Total	1,179,908	1,500,493

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a marketing technology company that generates hyperlocal intelligence to optimize brand and retail performance. We provide a platform for brands to connect the digital world with the physical world through hyperlocal execution, measurement and consumer insights. We offer leading business intelligence and marketing automation software services, which we refer to as our solution, that enables national brands to drive local, in-store sales. National brands use our MaxPoint Intelligence Platform to predict the most likely local buyers of a specific product at a particular retail location and then execute cross-channel digital marketing campaigns to reach these buyers. We continue to develop new ways to utilize consumer intelligence and achieve greater household-level activation across all digital channels. Customer Catalyst, or Catalyst, one of our most recent product initiatives, enriches and activates permission-based customer relationship marketing, or CRM, lists across the full digital marketing stack. Catalyst continuously enriches what companies know about their customers by adding real-time purchase intent profiles, preferred retailers and same-day co-visitation data to each customer record. Catalyst also connects select devices in a household to its CRM record by associating physical addresses to digital audiences.
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

Our diverse customer base consists primarily of enterprises with national brands in the consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment industries. We sell our solution either directly to our customers or through advertising agencies that act on behalf of our customers. We have worked with each of the top 20 leading national advertisers and each of the top 10 advertising agencies in the United States as ranked in 2016 by Advertising Age. As of March 31, 2017, we had 730 enterprise customers as described in “Non-GAAP Financial Measures and Operating Performance Metrics.” Our customer agreements typically have terms of less than three months and are cancelable at any time, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria.
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
Our goal is to be the leading strategic partner assisting national brands in driving local, in-store sales and to deliver better informed marketing for our customers by combining our proprietary technology and data with each customer’s enterprise data. Our strategy is to expand accessibility to MaxPoint’s data and intelligence, enhance our products and more closely integrate with our customers and grow internationally. The core elements of our strategy include increasing our share of existing customer spend, acquiring new customers, further penetrating new industries, continuing to innovate and invest in our technology and expanding internationally. To accomplish our goal, we plan to expand the reach of our intelligence across the entire marketing stack and ecosystem and to provide products that enable our customers to fully realize the value of enterprise data in their marketing efforts. Depending upon the success and timing of our strategy, we may need to raise additional capital through equity or debt financings, raise additional capital from other sources, or reduce operating expenditures.
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
Acquiring New Customers
Our customer base is also an important element of our growth strategy. Our goal is to attract new customers by growing market awareness of our solution. We believe that we are well positioned for adding new strategic customers and that we have an opportunity to continue expanding our customer base in the coming years.
Further Penetrating New Industries
Historically, we have focused primarily on serving national brands in three industries: consumer products, retail and automotive. We have also expanded into four other industries: financial services, healthcare, telecommunications and entertainment. Our plan is to continue to penetrate these industries and pursue opportunities in additional industries.

Continuing to Innovate and Invest in our Technology
Our technology is a key factor affecting our performance. We plan to continue to make investments in our technology and research and development to enhance the effectiveness of our solution in an effort to deliver increasing value to our customers. One such innovation has been our ability to purchase non-display advertisements through our platform on behalf of our customers, which was introduced in the fourth quarter of 2012. Revenue from non-display advertisements has grown from approximately 43% of revenue, or $12.6 million, in the first quarter of 2016, to approximately 59% of revenue, or $16.5 million in the first quarter of 2017. Revenue from mobile advertising on phones and tablets has grown from approximately 40% of revenue, or $11.8 million, in the first quarter of 2016, to approximately 54% of revenue, or $15.0 million in the first quarter of 2017.
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

•
Customer Catalyst. Our enhanced service offering links permission-based customer relationship marketing, or CRM, data to specific household devices. This technology can enrich CRM data by adding real-time purchase intent profiles, preferred retailers and same-day co-visitation data to each customer record for a household.

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

While some of these recent research and development activities are still in various phases of design, testing and implementation, we believe our development of new product offerings demonstrates our rapid pace of innovation in order to deliver increasing value to our customers. Revenue from non-online advertising campaign servicing fees was not material for the three months ended March 31, 2017.
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
Other Cost of Revenue
Other cost of revenue primarily consists of third-party data centers and advertisement-serving costs, depreciation of data center equipment, amortization of capitalized internal-use software cost for revenue-producing technologies, purchases of third-party data for specific marketing campaigns and salaries and personnel-related costs of our employees dedicated to executing our marketing campaigns. The number of employees dedicated to executing our marketing campaigns remained consistent with 19 at March 31, 2016 and 2017. We expect our other cost of revenue costs to fluctuate on a quarterly basis due to the seasonality of our business and the types of campaigns we are implementing for our customers. In addition, we expect other cost of revenue to increase in the near term as we continue the delivery of a greater number of impressions, including potential additional costs associated with third-party data purchases; however we expect to leverage these costs over time as we gain scale.
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. The number of employees related to these expense categories decreased from 391 at March 31, 2016 to 361 at March 31, 2017.
Sales and marketing expense.  Sales and marketing expense consists primarily of salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses, stock-based compensation expense and commissions. We record expense for commissions over the term of the associated marketing campaign. Additional expenses include marketing, advertising and promotional event programs, corporate communications, travel and allocated overhead costs. Overhead costs include general corporate expenses such as depreciation, rent, utilities, supplies and services that are ratably allocated to sales and marketing expense based on headcount for the periods presented. Fluctuations in allocated overhead costs are attributable to changes in general corporate expenses subject to allocation. The number of employees in our sales and marketing functions decreased from 198 at March 31, 2016 to 192 at March 31, 2017. We expect to further leverage sales and marketing expense, although on a more moderate basis in the future.

Research and development expense.  Research and development expense consists primarily of salaries and personnel-related costs for our engineering and research and development employees, including benefits, bonuses and stock-based compensation expense. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology, third-party data costs purchased for the development and enhancement of our technology platform, consulting and allocated overhead costs. Overhead costs include general corporate expenses such as depreciation, rent, utilities, supplies and services that are ratably allocated to research and development expense based on headcount for the periods presented. Fluctuations in allocated overhead costs are attributable to changes in general corporate expenses subject to allocation. The number of employees in research and development functions decreased from 143 at March 31, 2016 to 124 at March 31, 2017. We believe we have made the appropriate level of research and development investments to operate our platform and expect to continue to enhance its functionality.
General and administrative expense.  General and administrative expense consists primarily of salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation expense. Additional expenses include consulting and professional fees, insurance, legal, other corporate expenses and travel. These expenses also include costs associated with the compliance with regulations governing public companies, directors’ and officers’ liability insurance, increased professional services and our investor relations function. The number of employees in general and administrative functions decreased from 50 at March 31, 2016 to 45 at March 31, 2017, and we believe we have made the appropriate investments in our infrastructure to operate as a public company.
Other Expense (Income)
Other expense (income) consists of interest expense, interest income and amortization of deferred financing costs. Interest expense and amortization of deferred financing costs relate to outstanding borrowings under our credit facilities.
Provision for Income Taxes
Provision for income taxes consists of U.S. federal, state and foreign income taxes. We incurred no income tax expense for the three months ended March 31, 2016 and 2017.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2016	2017
	(in thousands)
Revenue	$29,450	$27,853
Traffic acquisition costs	10,088	8,799
Other cost of revenue	4,643	4,676
Gross profit	14,719	14,378
Operating expenses:
Sales and marketing	13,349	12,383
Research and development	6,507	6,424
General and administrative	5,318	4,612
Total operating expenses	25,174	23,419
Loss from operations	(10,455)	(9,041)
Other expense (income):
Interest expense	264	172
Interest income	(3)	—
Amortization of deferred financing costs	18	18
Total other expense	279	190
Loss before income taxes	(10,734)	(9,231)
Provision for income taxes	—	—
Net loss	$(10,734)	$(9,231)

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended March 31,
	2016	2017
	(as a percentage of revenue)
Revenue	100.0%	100.0%
Traffic acquisition costs	34.3%	31.6%
Other cost of revenue	15.8%	16.8%
Gross profit	50.0%	51.6%
Operating expenses:
Sales and marketing	45.3%	44.5%
Research and development	22.1%	23.1%
General and administrative	18.1%	16.6%
Total operating expenses	85.5%	84.1%
Loss from operations	(35.5)%	(32.5)%
Other expense (income):
Interest expense	0.9%	0.6%
Interest income	—%	—%
Amortization of deferred financing costs	0.1%	0.1%
Total other expense	0.9%	0.7%
Loss before income taxes	(36.4)%	(33.1)%
Provision for income taxes	—%	—%
Net loss	(36.4)%	(33.1)%

Comparison of Three Months Ended March 31, 2016 and 2017

	Three Months Ended March 31,
	2016		2017
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands, except percentages)
Revenue	$29,450	100.0%	$27,853	100.0%	$(1,597)	(5.4)%
Traffic acquisition costs	10,088	34.3%	8,799	31.6%	(1,289)	(12.8)%
Other cost of revenue	4,643	15.8%	4,676	16.8%	33	0.7%
Gross profit	14,719	50.0%	14,378	51.6%	(341)	(2.3)%
Operating expenses:
Sales and marketing	13,349	45.3%	12,383	44.5%	(966)	(7.2)%
Research and development	6,507	22.1%	6,424	23.1%	(83)	(1.3)%
General and administrative	5,318	18.1%	4,612	16.6%	(706)	(13.3)%
Total operating expenses	25,174	85.5%	23,419	84.1%	(1,755)	(7.0)%
Loss from operations	(10,455)	(35.5)%	(9,041)	(32.5)%	1,414	(13.5)%
Other expense (income):
Interest expense	264	0.9%	172	0.6%	(92)	(34.8)%
Interest income	(3)	—%	—	—%	3	(100.0)%
Amortization of deferred financing costs	18	0.1%	18	0.1%	—	—%
Total other expense	279	0.9%	190	0.7%	(89)	(31.9)%
Loss before income taxes	(10,734)	(36.4)%	(9,231)	(33.1)%	1,503	(14.0)%
Provision for income taxes	—	—%	—	—%	—	—%
Net loss	$(10,734)	(36.4)%	$(9,231)	(33.1)%	$1,503	(14.0)%
Revenue.  Revenue decreased by $1.6 million, or 5.4%, from $29.5 million for the three months ended March 31, 2016 to $27.9 million for the three months ended March 31, 2017. This decrease was partially attributable to a decrease in the number of enterprise customers during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The number of enterprise customers decreased 2.8% from 751 as of March 31, 2016 to 730 as of March 31, 2017. In addition, our revenue per enterprise customer decreased 3.9% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The decrease in both the number and average revenue per enterprise customer included those customers who typically have lower levels of initial or continuing spend with us. The average spending by enterprise customers can fluctuate period to period due to changes in their advertising budget allocations, agency affiliations and marketing strategies, as well as competition from digital advertising services offered by other companies.
Traffic acquisition costs.  Traffic acquisition costs decreased by $1.3 million, or 12.8%, from $10.1 million for the three months ended March 31, 2016 to $8.8 million for the three months ended March 31, 2017. As a percentage of revenue, traffic acquisition costs decreased from 34.3% for the three months ended March 31, 2016 to 31.6% for the three months ended March 31, 2017. This decrease in traffic acquisition costs was primarily due to improvements to our proprietary bidding technologies.
Other cost of revenue.  Other cost of revenue was $4.7 million for the three months ended March 31, 2017 compared to $4.6 million for the three months ended March 31, 2016. As a percentage of revenue, other cost of revenue increased from 15.8% for the three months ended March 31, 2016 to 16.8% for the three months ended March 31, 2017. We experienced a $0.3 million increase in expenses related to amortization of internal-use software and depreciation, which was offset by a $0.2 million decrease in purchases of third-party data and a $0.1 million decrease in third-party advertisement-serving costs. The number of full-time employees dedicated to executing our marketing campaigns remained consistent with 19 at March 31, 2016 and 2017.

Sales and marketing.  Sales and marketing expense decreased by $1.0 million, or 7.2%, from $13.3 million, or 45.3% of revenue, for the three months ended March 31, 2016, to $12.4 million, or 44.5% of revenue, for the three months ended March 31, 2017. The decrease in sales and marketing expense was primarily attributable to a $0.6 million decrease in salaries and personnel-related costs. The number of full-time sales and marketing employees decreased from 198 at March 31, 2016 to 192 at March 31, 2017. In addition, we experienced a $0.2 million decrease in marketing, advertising and promotional events and a $0.2 million decrease in travel and entertainment costs.
Research and development.  Research and development expense decreased by $0.1 million, or 1.3%, from $6.5 million, or 22.1% of revenue, for the three months ended March 31, 2016, to $6.4 million, or 23.1% of revenue, for the three months ended March 31, 2017. We experienced a $0.3 million decrease in salaries and personnel-related costs. The number of full-time research and development employees decreased from 143 at March 31, 2016 to 124 at March 31, 2017. We also experienced a $0.1 million decrease in purchases of third-party data. These decreases were partially offset by an increase in amortization of capitalized software cost of $0.1 million, a $0.1 million increase in non-capitalizable technology related costs to support our research and development and a $0.1 million increase in costs related to the development, quality assurance and testing of new technology.
General and administrative.  General and administrative expense decreased by $0.7 million, or 13.3%, from $5.3 million, or 18.1% of revenue, for the three months ended March 31, 2016, to $4.6 million, or 16.6% of revenue, for the three months ended March 31, 2017. The decrease in general and administrative expense was attributable to a $0.5 million decrease in legal fees, primarily related to our stockholder litigation fees during the first quarter of the prior year, a $0.3 million decrease in bad debt expense and a $0.2 million decrease in other corporate administration costs to support the company. These decreases were partially offset by a $0.2 million increase in consulting and professional fees and a $0.1 million increase in salaries and personnel-related costs. The number of full-time general and administrative employees decreased from 50 at March 31, 2016 to 45 at March 31, 2017.
Interest expense.  Interest expense decreased by $0.1 million, or 34.8%, from the three months ended March 31, 2016 compared to the three months ended March 31, 2017. The decrease in interest expense was primarily due to the differences in the outstanding principal balance for the periods.

Key Financial and Operating Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our performance and project our future performance. Revenue is discussed under the headings “Results of Operations” and “Comparison of Three Months Ended March 31, 2016 and 2017.” Revenue ex-TAC, Adjusted EBITDA and number of enterprise customers are discussed under the heading “Non-GAAP Financial Measures and Operating Performance Metrics.” The following metrics aid us in developing and refining our growth strategies and making strategic decisions:

	Three Months Ended March 31,
	2016	2017
	(in thousands, except number of enterprise customers)
Revenue	$29,450	$27,853
Revenue ex-TAC	$19,362	$19,054
Adjusted EBITDA	$(7,184)	$(4,934)
Number of enterprise customers	751	730
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

	Three Months Ended March 31,
	2016	2017
	(in thousands)
Revenue	$29,450	$27,853
Less: traffic acquisition costs	(10,088)	(8,799)
Revenue ex-TAC	$19,362	$19,054
We have experienced lower Revenue ex-TAC growth rates recently, primarily due to changes in our customers’ advertising budget allocations, agency affiliations and marketing strategies, as well as increased competition from digital advertising services offered by other companies, such as agency trading desks. We experienced a decrease of 3.9% in our revenue per enterprise customer for the three months ended March 31, 2017 compared to the same period in the prior year. The decrease in the average revenue per enterprise customer included those customers who typically have lower levels of initial or continuing spend with us. The average spending by enterprise customers can fluctuate period to period due to changes in their advertising budget allocations, agency affiliations and marketing strategies, as well as competition from digital advertising services offered by other companies.

Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have provided within this report Adjusted EBITDA, a Non-GAAP financial measure. We define Adjusted EBITDA as net loss before income taxes, interest, amortization of deferred financing costs and depreciation and amortization, adjusted to eliminate stock-based compensation expense. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
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
Because of these and other limitations, we consider, and you should consider, Adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2016	2017
	(in thousands)
Net loss	$(10,734)	$(9,231)
Adjustments:
Interest expense	264	172
Interest income	(3)	—
Amortization of deferred financing costs	18	18
Provision for income taxes	—	—
Depreciation and amortization	2,232	2,653
Stock-based compensation	1,039	1,454
Adjusted EBITDA	$(7,184)	$(4,934)

See “Comparison of Three Months Ended March 31, 2016 and 2017” for explanations of changes in those financial results that directly impact Adjusted EBITDA.

The following table presents a detail of depreciation and amortization expense included above for each of the periods indicated:

	Three Months Ended March 31,
	2016	2017
	(in thousands)
Other cost of revenue	$1,627	$1,908
Sales and marketing	113	152
Research and development	463	562
General and administrative	29	31
Total depreciation and amortization	$2,232	$2,653
The following table presents a detail of total stock-based compensation included above for each of the periods indicated:

	Three Months Ended March 31,
	2016	2017
	(in thousands)
Other cost of revenue	$21	$49
Sales and marketing	222	290
Research and development	389	600
General and administrative	407	515
Total stock-based compensation	$1,039	$1,454
Number of Enterprise Customers
Our number of enterprise customers is a key operating metric. We believe our ability to increase the revenue we generate from existing customers and attract new customers is an important component of our growth strategy. We also believe that those customers from which we have generated more than $10,000 of revenue during any trailing twelve-month period best identifies customers that are actively using our solution and contribute more meaningfully to revenue. We refer to these customers as our enterprise customers. Our ability to generate additional revenue from our enterprise customers is an important indicator of our ability to grow revenue over time. As of March 31, 2016 and 2017, customers from which we have generated less than $10,000 of revenue during the previous trailing twelve-month period have accounted for less than 2% of our revenue.
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
While the number of our enterprise customers has generally increased over time, this number can also fluctuate from quarter to quarter due to the seasonal trends in the advertising spend of our enterprise and other customers, which can impact the timing and amount of revenue we generate from them. Therefore, there is not necessarily a direct correlation between a change in the number of enterprise customers for a particular period and an increase or decrease in our revenue during that period.
The number of enterprise customers decreased 2.8% from 751 as of March 31, 2016 to 730 as of March 31, 2017. As described above, the average revenue per enterprise customer can vary period to period for a variety of factors including, but not limited to, the levels of their initial spend with us and changes in our customers’ advertising budget allocations, agency affiliations or marketing strategies.

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
On March 22, 2017, we entered into a fourth amendment of our amended loan and security agreement. This amendment changed the terms and conditions to our revolving line of credit by extending the maturity date to March 31, 2018, among other things. There were no modifications to any other significant terms with this most recent amendment to the revolving line of credit. Currently, the revolving line of credit under our loan and security agreement allows for potential maximum aggregate advances of $35.0 million. The applicable interest rate on outstanding amounts under the revolving line of credit is the referenced prime rate plus 0.5%. The revolving line of credit borrowing base calculation includes: (a) 85% of eligible accounts receivable (including up to 25% of certain eligible foreign accounts receivable, including those payable from Canada, Australia, France, Germany, Israel, Italy, Japan and the United Kingdom), plus (b) the lesser of (i) 75% of eligible unbilled accounts or (ii) $12,250,000. The amount available under our revolving line of credit is: (a) the lesser of (i) $35.0 million or (ii) the amount available under the borrowing base, as determined by lender; minus (b) the outstanding principal balance of any advances. All cash collections from accounts receivable directly reduce the outstanding balance of the revolving credit facility.
As of March 31, 2017, we had approximately $1.8 million of availability under the line of credit. The effective interest rate for the amended revolving line of credit was 4.50% as of March 31, 2017. The loan is secured by substantially all of our assets.
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
As of March 31, 2017, we were in compliance with all financial and nonfinancial covenants contained in the amended loan and security agreement.
The following table summarizes the outstanding short-term balance related to the loan and security agreement, as of March 31 (in thousands):

2017
Fourth Amended New Revolving Line of Credit	$18,645
Total	$18,645

Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and cash flows as of and for the periods ended (in thousands):

	As of and for the Three Months Ended March 31,
	2016	2017
Cash and cash equivalents	$33,429	$20,378
Accounts receivable, net	$32,021	$25,793
Working capital	$22,936	$11,977
Cash (used in) provided by:
Operating activities	$(899)	$7,461
Investing activities	$(904)	$(2,081)
Financing activities	$(5,902)	$(9,224)

Our cash and cash equivalents at March 31, 2017 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts that are currently providing a minimal return. We maintain minimal cash and cash equivalents outside of the United States. As of March 31, 2017, we had no undistributed earnings of our foreign subsidiary and intend to permanently reinvest any future foreign earnings.
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

For the three months ended March 31, 2017, our net cash provided by operating activities of $7.5 million consisted primarily of $12.8 million of cash provided by changes in working capital and $3.9 million in positive adjustments for non-cash items, partially offset by a net loss of $9.2 million. For the three months ended March 31, 2017, changes in working capital consisted primarily of a $17.6 million decrease in accounts receivable as a result of a reduction in quarterly revenue in the first quarter of 2017 as compared to the fourth quarter of 2016 combined with collections subsequent to increased advertising activity during the holiday season. This increase was partially offset by a $3.6 million decrease in accounts payable and a $0.6 million decrease in accrued expenses and other current liabilities primarily driven by payments related to cost of media related to the lower quarterly revenue in the first quarter of 2017 compared to the fourth quarter of 2016 and an increase in prepaid expenses and other current assets of $0.6 million due to the timing of payments related to our operating activities. Adjustments for non-cash items consisted primarily of depreciation and amortization expense of $2.7 million and stock-based compensation expense of approximately $1.3 million.
Investing Activities
During the three months ended March 31, 2016 and 2017, investing activities consisted primarily of capitalized internal-use software development costs, purchases of property and equipment to support our growth and changes to restricted cash. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internal-use software platform. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform.
During the three months ended March 31, 2016, investing activities consisted primarily of $1.8 million of capitalized internal-use software development costs and $0.9 million of purchases of property and equipment, partially offset by $1.9 million of changes in restricted cash related to the removal of the previous $5.0 million minimum cash and availability requirement for our revolving line of credit.
During the three months ended March 31, 2017, investing activities consisted primarily of $1.5 million of capitalized internal-use software development costs and $0.6 million of purchases of property and equipment.
Financing Activities
Prior to our initial public offering, financing activities consisted primarily of net proceeds from the issuance of convertible preferred stock, net borrowings under our credit facilities and proceeds from the exercise of stock options and convertible preferred stock warrants.
For the three months ended March 31, 2016, net cash used by financing activities consisted primarily of $5.9 million of net repayments of our debt balances. For the three months ended March 31, 2017, net cash used in financing activities consisted primarily of $8.8 million of net repayments of our debt balances and $0.3 million of tax payments related to vesting of restricted stock units.
Operating and Capital Expenditure Requirements
We believe that our existing cash balances, together with our current revolving line of credit, which we plan to amend or replace with suitable alternatives based on its maturity date in March 2018, will be sufficient to meet our anticipated cash requirements through at least the next 12 months.
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
The following table summarizes these contractual obligations at March 31, 2017. Future events could cause actual payments to differ from these estimates.

	Payment Due by Period
		Less than 1 Year			More than 5 Years
Contractual Obligations	Total		1 - 3 Years	3 - 5 Years
	(in thousands)
Debt(1):
Fourth Amended New Revolving Line of Credit	$18,645	$18,645	$—	$—	$—
Interest payments	839	839	—	—	—
Operating lease obligations	11,709	2,954	4,641	2,660	1,454
Purchase commitments	3,938	3,096	842	—	—
Total contractual obligations	$35,131	$25,534	$5,483	$2,660	$1,454

(1)
This principal payment projection assumes no changes in the borrowing base calculation and that principal will be due at maturity. Interest payment projections on our loan and security agreement assume that we will not incur a material change in our outstanding borrowings, in the current interest rate, or in the maturity date of March 31, 2018.

Stock Repurchase Program
On March 4, 2016, our board of directors authorized the repurchase of up to $4.0 million of our outstanding shares of common stock. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. For the three months ended March 31, 2017, 13,081 shares were repurchased for $0.1 million under this program. As of March 31, 2017 we had the ability to repurchase up to $3.8 million of common stock under the program.
Off‑Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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

There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Interest Rate Sensitivity
We are subject to interest rate risk in connection with our $18.6 million outstanding under the amended loan and security agreement as of March 31, 2017. Borrowings under this agreement are subject to interest, charged at the prime referenced rate plus a margin of 0.5%. Assuming our outstanding debt remains consistent with the outstanding balance reported as of March 31, 2017, a 100-basis point change to the interest rate would result in an approximate $0.2 million change in our annual interest expense on our outstanding borrowings.
Concentration Risk
Our cash and cash equivalents as of March 31, 2017 are held at financial institutions that management believes to be of high credit quality. While we maintain our balances in several FDIC insured operating accounts, our cash accounts exceed federally insured limits. Our concentration of our operating capital could harm our business, financial condition and results of operations.
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

Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On February 13, 2017, the United States District Court for the Southern District of New York filed a Memorandum Opinion and Order dismissing the First Amended Complaint against us, the individual defendants and the underwriter defendants. The Plaintiff filed a motion with the Court to reconsider the Order of dismissal and reinstate the claims against the defendants on February 27, 2017. We filed an opposition brief on March 13, 2017.
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
We commenced operations in 2006 and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we have experienced revenue growth in recent years, we may not be able to sustain this rate of growth or even maintain our current revenue levels. Our rate of intra-quarter revenue growth (the quarterly revenue growth rate as compared to the quarterly growth rate from the prior year’s respective quarter) declined for three of the four quarters for the year ended December 31, 2016 versus the year ended December 31, 2015. In addition, for our fiscal quarter ended March 31, 2017, our total revenues decreased 5% compared to the same quarterly period from our prior fiscal year. We may not be able to slow or reverse these trends, and we may not be able to maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries. Our business prospects will depend in large part on our ability to:

•	build a reputation for superior solutions and create trust and long-term relationships with customers and advertising agencies;

•	develop and launch additional product and service offerings that meet our customers’ evolving needs;

•	distinguish ourselves from competitors in our industry;

•	offer a competitive technology platform;

•	achieve our operating plans;

•	maintain access to financing arrangements, as needed, and comply with the covenants within our current loan and security agreement;

•	maintain and expand our relationships with the real-time bidding, or RTB, exchanges and other programmatic or direct media sources through which we execute our customers’ digital marketing campaigns;

•	respond to evolving industry standards and government regulations that impact our business, particularly in the areas of data collection and consumer privacy;

•	prevent or otherwise mitigate failures or breaches of security or privacy;

•	expand our business internationally; and

•	attract, hire, integrate and retain qualified and motivated employees.
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
We have experienced a slowing, and significant fluctuations, in our rate of revenue growth since the fourth quarter of 2015, as compared to historical trends. Our future growth rate of revenues may decline or further contract, as it did for the fiscal quarter ended March 31, 2017 as compared to the same quarterly period from our prior fiscal year, if we do not improve our level of engagement from new customers and encourage existing customers to allocate a greater portion of their marketing spend to us.
In our fiscal years ended December 31, 2014, 2015 and 2016, our total revenues grew by 61%, 32% and 6%, respectively, as compared to total revenues from the prior fiscal years. In our fiscal quarter ended March 31, 2017, our total revenues decreased by 5% as compared to the same quarterly period from our prior fiscal year. Our revenues may decline in future periods which may adversely impact the value of our common stock.
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
Technologies have been developed, and will likely continue to be developed, that may block the display of our advertisements, particularly advertising displayed on personal computers and mobile platforms. Some consumers download and use “ad-blocking” software, which can prevent web browsers (for example, Firefox, Google Chrome and others) from interacting with or downloading advertising, or preventing advertisements from being displayed once served. Revenue generated from the display of advertisements on personal computers and mobile platforms may be impacted by these technologies from time to time. If the use of ad blocking technologies becomes more prevalent, it could hamper our ability to optimally serve advertisements for marketing campaigns, and may have an adverse effect on our financial results in the future.
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
Our historical revenue growth has masked seasonal fluctuations in advertising activity. If growth declines, as it did for the fiscal quarter ended March 31, 2017 as compared to the same quarterly period from our prior fiscal year, or seasonal patterns become more pronounced, seasonality could have a material impact on our results.
We expect our revenue, operating results, cash flow from operations and other key operating and performance metrics to vary from quarter to quarter in part due to the seasonal nature of our customers’ spending on digital marketing campaigns. For example, many advertisers tend to devote a significant portion of their advertising budgets to the fourth quarter of the calendar year to coincide with consumer holiday spending. Moreover, media inventory in the fourth quarter may be more expensive due to increased demand for media inventory. Our historical revenue growth has partially masked the impact of seasonality, but if our growth rate declines, as it did for the fiscal quarter ended March 31, 2017 as compared to the same quarterly period from our prior fiscal year, or seasonal spending by our customers on marketing campaigns becomes more pronounced, seasonality could have a material impact on our revenue, operating results, cash flow from operations and other key operating and performance metrics from period-to-period.
We have a history of losses and we may not achieve or sustain profitability in the future.
We incurred net losses of $13.0 million, $22.5 million and $17.9 million in 2014, 2015 and 2016, respectively, and a net loss of $9.2 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $78.4 million. Although our revenue has increased in recent years, we may not be able to achieve or sustain profitability or this revenue growth rate. If we do not achieve and sustain profitability, our revenue growth rate declines or our expenses exceed expectations, our financial performance will be adversely affected.
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
Government regulation could increase the costs of doing business online. Both U.S. and foreign governments have enacted or are considering enacting legislation related to online advertising, and we expect to see an increase in legislation and regulation related to advertising online, the use of geo-location data to inform advertising, the collection and use of anonymous Internet user data and unique device identifiers, such as IP address or unique mobile device identifiers, and other data protection and privacy regulation. Revelations about bulk online data collection by the National Security Agency, and news articles suggesting that the National Security Agency may gather data from cookies placed by Internet advertisers to deliver interest-based advertising, may further interest governments in legislation regulating data collection by commercial entities, such as advertisers, publishers and technology companies that serve the advertising industry. Such legislation could affect the costs of doing business online and could reduce the demand for and/or efficacy of our solutions or otherwise harm our business, financial condition and results of operations. A wide variety of provincial, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While historically we have not collected data that is traditionally considered personal data by U.S. regulators, such as name, email address, address, phone numbers, social security numbers, credit card numbers, financial or health data, we typically do collect and store IP addresses and other device identifiers, that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. Evolving and changing definitions of personal data and consumer consent within the EU, the United States and elsewhere, especially relating to classification of IP addresses, machine or device identifiers, location data and other information, have in the past, and could in the future, cause us to change our business practices or limit or inhibit our ability to operate or expand our business. For example, in February 2016, the European Commission and the U.S. reached a political agreement on the EU-US Privacy Shield, a new framework for data flows between the two jurisdictions. The EU-US Privacy Shield will impose more significant obligations on U.S. companies, including us, to protect the personal information of European citizens and also will require stronger monitoring and enforcement of personal privacy by the U.S. Department of Commerce and the Federal Trade Commission. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, the European Union has adopted a General Data Protection Regulation, Regulation (EU) 2016/679 or the "GDPR," and associated e-privacy directives, that will supersede the EU Data Protection Directive. The GDPR sets out higher potential liabilities for certain data protection violations, as well as a greater compliance burden for us in the course of delivering our solution in Europe. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.
While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, and to offer certain privacy protections with respect to that information, our measures may not always be effective. In addition, while we take steps to avoid collecting personally identifiable information about consumers without consent, we may inadvertently receive this information from advertisers or advertising agencies or through the process of delivering advertising and new solutions we may develop or offer may rely on access or utilization of such information.
Our failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement action against us (including by numerous data protection authorities in the European Union), including fines, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, loss of customers and damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, financial condition and results of operations. Even the perception of privacy concerns, whether or not valid, could harm our reputation and inhibit adoption of our solutions by current and future advertisers and advertising agencies.

Our ability to generate revenue depends on our collection of significant amounts of data from various sources.
Our ability to deliver our business intelligence and marketing automation software solution depends on our ability to successfully leverage significant amounts of data, including data that we collect from our customers and acquire from third parties, as well as raw data captured by our proprietary consumer purchase intent model. The foundation of our local targeting is our proprietary Digital Zip architecture, a digital grid of households organized into specific neighborhoods, or Digital Zips. We have approximately 44,000, 39,000 and 5,300 Digital Zips in the United States, Europe and Canada, respectively. We create a profile for each Digital Zip by using third-party data and proprietary data captured by our consumer purchase intent model, including IP addresses and consumer online browsing data, and any limit to our access or use of these types of data could impact our ability to match the most likely community of local buyers with specific products, which could have an adverse effect on our ability to successfully execute our customers’ digital marketing campaigns on a real-time basis. Our customers often share with us enterprise data, such as point of sale and spending information, and certain customers provide us with supply chain management and customer relationship management data, which may include household-level data. If our enterprise customers do not share their data, our ability to scale and provide our solution could be adversely affected. In addition, our ability to successfully leverage vast amounts of data is dependent upon our continued ability to access and utilize up-to-date data. Our ability to access and use such data could be restricted by a number of factors, including consumer choice, restrictions imposed by our customers, changes in technology and new developments in laws, regulations and industry standards. If the data we utilize is out-of-date or stale, our predictions, recommendations and business intelligence will be ineffective and our reputation will suffer. Further, we sometimes use cookies and other tracking mechanisms to deliver our solution, and certain widely adopted web browsers currently block or are planning to block some or all third-party cookies by default. As a result, we could be blocked from serving advertisements on the basis of cookies to users that utilize web browsers that block third-party cookies. Any limitation on our ability to collect data would make it more difficult for us to deliver effective solutions that meet the needs of national brands. This, in turn, could adversely affect our business and operating results.
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
As of March 31, 2017, we had 369 employees in the United States and 11 employees in the United Kingdom, compared with 399 employees in the United States and 11 employees in the United Kingdom as of March 31, 2016. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, passion for customers and focus on execution, while facilitating knowledge sharing across our organization. As we continue to develop and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.

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
The trading price of our common stock has been and may be volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2015, the price of our common stock on the New York Stock Exchange, or beginning May 13, 2016 on the Nasdaq Global Market, or Nasdaq, as adjusted for a 1-for-4 reverse stock split of our outstanding capital stock on April 25, 2016, has ranged from a low of $3.85 to a high of $44.96 through May 3, 2017. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations. Factors that could cause fluctuations in the trading price of our common stock, in addition to those in this “Risk Factors” section, include the following:

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
Our directors and executive officers and their affiliates, in the aggregate, beneficially own approximately 57% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2017. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting and to report any material weaknesses in such internal control. Beginning with the fiscal year ended December 31, 2016, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our 2016 Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. Although we have determined that our internal control over financial reporting was effective as of December 31, 2016, as disclosed in Item 9A of our 2016 Annual Report on Form 10-K, we must continue to monitor and assess our internal control over financial reporting.
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
On March 4, 2016, our board of directors approved a stock repurchase program of up to $4.0 million. For the year ended December 31, 2016, 15,197 shares were repurchased for $0.1 million under this program. For the three months ended March 31, 2017, the Company repurchased 13,081 shares for $0.1 million under this program. As of March 31, 2017 we had the ability to repurchase up to $3.8 million of common stock under the program. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.
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
Not applicable.
(c) Issuer Purchases of Equity Securities
The table below summarizes information about our purchases, based on trade date, of our common stock pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the quarterly period ended March 31, 2017.

Period	Total Number of Shares of Common Stock Purchased	Weighted- Average Price Paid per Share of Common Stock (1)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares of Common Stock that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1, 2017 - January 31, 2017	—	$—	—	$3,875
February 1, 2017 - February 28, 2017	—	$—	—	$3,875
March 1, 2017 - March 31, 2017	13,081	$5.75	75,171	$3,800
Total	13,081	$5.75	75,171

(1)	The weighted-average price paid per share of common stock does not include the cost of commissions.

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

MAXPOINT INTERACTIVE, INC.

Date: May 10, 2017	By:	/ s / Joseph Epperson
	Name:	Joseph Epperson
	Title:	President, Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/ s / Brad Schomber
	Name:	Brad Schomber
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of MaxPoint Interactive, Inc.	8-K	001-36864	3.1	3/12/2015
3.2	Amended and Restated Bylaws of MaxPoint Interactive, Inc.	8-K	001-36864	3.2	3/12/2015
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MaxPoint Interactive, Inc.	8-K	001-36864	3.1	4/25/2016
10.1	Fourth Amendment to Loan and Security Agreement, dated March 22, 2017, between the Registrant and Silicon Valley Bank.	8-K	001-36864	10.1	3/23/2017
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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