Form 10-Q
period 2017-06-30
MaxPoint Interactive, Inc.
filed 2017-08-14
CIK 1611231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No    ☒
There were 6,764,021 shares of the registrant’s common stock outstanding as of August 2, 2017.

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

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of December 31,	As of June 30,
	2016	2017
Assets
Current assets:
Cash and cash equivalents	$24,221	$15,696
Accounts receivable, net	43,432	30,746
Prepaid expenses and other current assets	1,477	2,394
Total current assets	69,130	48,836
Property, equipment and software, net	20,125	19,338
Other long-term assets	60	140
Total assets	$89,315	$68,314
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$12,660	$10,192
Accrued expenses and other current liabilities	9,400	7,040
Revolving line of credit	27,489	23,471
Total current liabilities	49,549	40,703
Other long-term liabilities	1,218	1,085
Total liabilities	50,767	41,788
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Common stock, $0.00005 par value; 500,000,000 shares authorized, 6,632,889 and 6,764,021 shares issued and outstanding as of December 31, 2016 and June 30, 2017, respectively	1	1
Additional paid-in capital	107,898	110,110
Accumulated other comprehensive loss	(200)	(169)
Accumulated deficit	(69,151)	(83,416)
Total stockholders’ equity	38,548	26,526
Total liabilities and stockholders’ equity	$89,315	$68,314
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Revenue	$35,939	$32,847	$65,389	$60,700
Traffic acquisition costs	12,775	9,444	22,863	18,243
Other cost of revenue	4,932	5,398	9,575	10,074
Gross profit	18,232	18,005	32,951	32,383
Operating expenses:
Sales and marketing	13,205	12,483	26,554	24,866
Research and development	7,081	6,367	13,588	12,791
General and administrative	4,383	3,982	9,701	8,594
Total operating expenses	24,669	22,832	49,843	46,251
Loss from operations	(6,437)	(4,827)	(16,892)	(13,868)
Other expense (income):
Interest expense	236	186	500	358
Interest income	—	—	(3)	—
Amortization of deferred financing costs	10	21	28	39
Total other expense	246	207	525	397
Loss before income taxes	(6,683)	(5,034)	(17,417)	(14,265)
Provision for income taxes	—	—	—	—
Net loss	$(6,683)	$(5,034)	$(17,417)	$(14,265)

Net loss per basic and diluted share of common stock	$(1.02)	$(0.75)	$(2.65)	$(2.13)

Weighted-average shares used to compute net loss per basic and diluted share of common stock	6,581,722	6,734,408	6,573,467	6,689,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Net loss	$(6,683)	$(5,034)	$(17,417)	$(14,265)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(53)	26	(75)	31
Comprehensive loss	$(6,736)	$(5,008)	$(17,492)	$(14,234)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance—January 1, 2017	6,632,889	$1	$107,898	$(200)	$(69,151)	$38,548
Exercise of stock options	27,529	—	48	—	—	48
Issuance of common stock under employee stock purchase plan	29,234	—	154	—	—	154
Repurchases of common stock	(49,101)	—	(325)	—	—	(325)
Issuance of common stock upon vesting of restricted stock units	189,927	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(66,457)	—	(458)	—	—	(458)
Stock-based compensation	—	—	2,793	—	—	2,793
Foreign currency translation adjustments	—	—	—	31	—	31
Net loss	—	—	—	—	(14,265)	(14,265)
Balance—June 30, 2017	6,764,021	$1	$110,110	$(169)	$(83,416)	$26,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2017
Cash flows from operating activities:
Net loss	$(17,417)	$(14,265)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,612	5,410
Stock-based compensation expense	1,778	2,400
Bad debt expense	328	(3)
Loss on disposal of asset	4	—
Amortization of deferred financing costs	28	39
Changes in operating assets and liabilities:
Accounts receivable	6,175	12,702
Prepaid expenses and other current assets	(1,312)	(897)
Security deposits	(20)	—
Accounts payable	(3,704)	(2,480)
Accrued expenses and other current liabilities	1,559	(2,371)
Other long-term liabilities	382	(133)
Net cash (used in) provided by operating activities	(7,587)	402
Cash flows from investing activities:
Purchases of property, equipment and software	(1,251)	(1,168)
Capitalized internal-use software costs	(3,581)	(3,043)
Changes to restricted cash	1,861	—
Net cash used in investing activities	(2,971)	(4,211)
Cash flows from financing activities:
Proceeds from debt	3,400	68,700
Repayment of debt	(7,000)	(72,718)
Proceeds from stock option exercises	73	48
Proceeds from issuance of common stock under employee stock purchase plan	202	154
Tax withholdings related to net share settlements of restricted stock units	—	(458)
Payments for repurchases of common stock	(125)	(325)
Payments of issuance costs related to debt	(54)	(132)
Net cash used in financing activities	(3,504)	(4,731)
Effect of exchange rate changes on cash and cash equivalents	(28)	15
Net decrease in cash and cash equivalents	(14,090)	(8,525)
Cash and cash equivalents at beginning of period	41,143	24,221
Cash and cash equivalents at end of period	$27,053	$15,696
The accompanying notes are an integral part of these condensed consolidated financial statements.

MaxPoint Interactive, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2017
Supplemental disclosures of other cash flow information:
Cash paid for interest	$529	$407
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property, equipment and software included in accounts payable and accruals	$336	$530
Additions to property, equipment and software from other long-term assets	$213	$—
Stock-based compensation capitalized in internal-use software costs	$216	$393

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
For each of the three and six months ended June 30, 2016, the Company repurchased 15,197 shares under this program at a weighted-average price per share of $8.19. For the three and six months ended June 30, 2017, the Company repurchased 36,020 and 49,101 shares under this program at a weighted-average price per share of $6.93 and $6.62, respectively. As of June 30, 2017 the Company had the ability to repurchase up to approximately $3.6 million of common stock under the program.
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
The Company’s management has evaluated its facts and circumstances and has concluded that there are currently no matters which raise substantial doubt about its ability to continue as a going concern.
As described in Note 4, on June 26, 2017 the Company extended its line of credit maturity date from March 31, 2018 to June 30, 2019. The extension of the maturity date of this short-term debt alleviated the factor that raised substantial doubt in previous periods about the Company’s ability to continue as a going concern.
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
Unaudited Interim Condensed Consolidated Financial Information
The condensed consolidated financial statements and footnotes have been prepared in accordance with GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and applicable rules and regulations of the Securities and Exchange Commission’s (“SEC”) Rule 10-01 of Regulation S-X for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of financial position, the results of operations, comprehensive loss, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the full year or the results for any future periods.
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
As of December 31, 2016, the Company did not have any advertising agencies that individually comprised a significant concentration of its accounts receivable and had one customer that comprised approximately 12% of its accounts receivable. As of June 30, 2017, the Company did not have any customers or advertising agencies that individually comprised a significant concentration of its accounts receivable.
For the three and six months ended June 30, 2016 and 2017, the Company did not have any customers that individually comprised a significant concentration of its revenue.

Allowance for Doubtful Accounts
The Company extends credit to its customers without requiring collateral. Accounts receivable are stated at net realizable value. The Company utilizes the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of amounts due. The Company’s estimate is based on historical collection experience and the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from the Company’s estimates. At December 31, 2016 and June 30, 2017, the Company had reserved for $0.3 million of its accounts receivable balance, respectively.
The following table presents the changes in the allowance for doubtful accounts for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Allowance for doubtful accounts:
Balance, beginning of period	$330	$289	$102	$290
Add: adjustment for bad debts	(4)	(2)	328	(3)
Less: write-offs, net of recoveries	(11)	(18)	(115)	(18)
Balance, end of period	$315	$269	$315	$269
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
Internal-use software development costs of $1.9 million and $1.7 million were capitalized during the three months ended June 30, 2016 and 2017, respectively. Internal-use software development costs of $3.8 million and $3.4 million were capitalized during the six months ended June 30, 2016 and 2017, respectively. Capitalized internal-use software development costs are included in property, equipment and software, net in the condensed consolidated balance sheets.
Amortization expense related to the capitalized internal-use software was $1.2 million and $1.5 million for the three months ended June 30, 2016 and 2017, respectively. Amortization expense related to the capitalized internal-use software was $2.2 million and $2.9 million for the six months ended June 30, 2016 and 2017, respectively, and is primarily included in other cost of revenue and research and development expense in the condensed consolidated statements of operations. The net book value of capitalized internal-use software was $12.0 million and $12.5 million at December 31, 2016 and June 30, 2017, respectively.
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

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new standard provides a single principles-based, five-step model to be applied to all contracts with customers, which steps are to (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. This guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which rescinds SEC paragraphs pursuant to SEC staff announcements. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. In December 2016, the FASB issued ASU 2016-20, which contains amendments that affect narrow aspects of the new revenue recognition guidance. ASU 2014-09, as amended by ASU 2015-14, is effective for interim or annual periods beginning after December 15, 2017. Early adoption of the standard is permitted, but not before the original effective date. The Company plans to adopt ASU 2014-09 as of January 1, 2018 and intends to elect the modified retrospective transition method.
The modified retrospective transition method requires the Company to apply the new revenue standard only to the financial statements in the year of adoption and record a cumulative-effect adjustment to retained earnings in the year the new revenue standard is first applied. The opening adjustment to retained earnings will be determined on the basis of the impact of the new revenue standard’s application on contracts that were not yet complete as of the date of initial application. As some of the Company’s more recent product offerings are still in various phases of implementation, to date the Company has focused its ASU 2014-09 adoption efforts on its core historical business offering of delivering targeted digital advertising campaigns. The Company continues to evaluate the effect the standard will have on the Company’s consolidated financial statements and related disclosures. As such, the Company cannot currently reasonably estimate quantitative information related to the impact of the new standard on its consolidated financial statements due, in part, to the potential execution of new product offering agreements throughout the current year.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The purpose of this guidance is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance supersedes previous accounting guidance under Topic 840. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for the rights and obligations created by leases for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 is effective for interim or annual periods beginning after December 15, 2018 and early adoption is permitted. This standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company does not expect to early adopt this guidance. Although the Company is currently evaluating the impact of this guidance on its consolidated financial statements, the Company currently expects that many of its operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance. However, based on its implementation progress to date, the Company cannot currently reasonably estimate quantitative information related to the impact of the new standard on its consolidated financial statements.
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
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. This new standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The purpose of this guidance is to reduce the diversity in practice and result in fewer changes to the terms of awards being accounted for as modifications. ASU 2017-09 does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. ASU 2017-09 is effective for interim or annual periods beginning after December 15, 2017 and early adoption is permitted. This guidance should be applied prospectively to an award modified on or after the adoption date. The Company plans to adopt ASU 2017-09 as of January 1, 2018 and will consider the impact that this standard may have on future share-based award changes, should they occur.
3. Fair Value Measurements
The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs when determining fair value. The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities, approximate their respective fair values due to their short term nature. The Company’s debt contains a variable rate of interest as of June 30, 2017 and therefore the carrying value of debt approximates its fair value. The fair value of debt falls within Level 3 of the fair value hierarchy as it is significantly driven by the creditworthiness of the Company, which is an unobservable input, and has not changed significantly since December 31, 2016. As described in Note 4, in March 2017 the Company extended the line of credit’s maturity date to March 31, 2018. In addition, in June 2017 the Company amended the line of credit and extended its maturity date to June 30, 2019.
4. Debt
On March 22, 2017, the Company entered into a fourth amendment to its Amended New Loan and Security Agreement (the “Fourth Amended New Loan and Security Agreement”). The Fourth Amended New Loan and Security Agreement changed the terms and conditions to the revolving line of credit by, among other things, extending the maturity date to March 31, 2018. There were no modifications to any other material terms with the Fourth Amended New Loan and Security Agreement.
On June 26, 2017, the Company entered into a fifth amendment to its Amended New Loan and Security Agreement (the “Fifth Amended New Loan and Security Agreement”). The Fifth Amended New Loan and Security Agreement changed the terms and conditions to the revolving line of credit (the “Fifth Amended New Revolving Line of Credit”) by: (1) extending the maturity date to June 30, 2019; (2) adjusting the borrowing base calculation to be (a) 85% of eligible accounts receivable, plus (b) the lesser of (i) 75% of eligible unbilled accounts or (ii) $12,250,000, plus (c) 75% of eligible foreign accounts; and (3) changing the amounts related to the Company's financial covenants regarding specified quarterly adjusted EBITDA requirements, as defined and described below.
The Fifth Amended New Revolving Line of Credit allows for potential maximum aggregate advances of $35.0 million. The applicable interest rate on outstanding amounts under the revolving line of credit is the referenced prime rate plus 0.5%. The amount available is: (a) the lesser of (i) the Fifth Amended New Revolving Line of Credit or (ii) the amount available under the borrowing base, as determined by lender; minus (b) the outstanding principal balance of any advances. All cash collections from accounts receivable directly reduce the outstanding balance of the revolving credit facility.
As of June 30, 2017, the Company had approximately $1.5 million of availability under the line of credit. The effective interest rate for the Fifth Amended New Revolving Line of Credit was 4.75% as of June 30, 2017. The loan is secured by substantially all of the Company’s assets.

Under the terms of the Fifth Amended New Loan and Security Agreement, the Company is required to meet and maintain certain customary financial and nonfinancial covenants, one of which restricts the Company’s ability to pay any dividends or make any distribution or payment to redeem, retire or purchase any capital stock, subject to certain specified exceptions. The Company must also maintain with the lender all of its primary domestic operating and other deposit and investment accounts consisting of at least 95% of the Company’s total cash and cash equivalents. This agreement also includes customary subjective acceleration clauses; in addition, the Company is required to comply with certain financial covenants, including the following:
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
Adjusted Quick Ratio. The Company is required to maintain at all times a 1.0 monthly minimum Adjusted Quick Ratio, which is defined as the ratio of cash held at the lender and cash equivalents plus net accounts receivables to current liabilities (including all debt outstanding under the Fifth Amended New Revolving Line of Credit) minus the current portion of deferred revenue. This covenant is tested on a monthly basis.
As of June 30, 2017, the Company was in compliance with all financial and nonfinancial covenants.
5. Common Stock Reserved for Issuance
The Company’s shares of common stock reserved for issuance as of December 31, 2016 and June 30, 2017 were as follows:

	2016	2017
Lender warrants to purchase common stock	50,000	50,000
Stock options outstanding	1,026,244	986,795
Unvested restricted stock units	536,100	326,073
Possible future issuance under equity incentive plan	189,513	619,634
Possible future issuance under employee stock purchase plan	66,823	100,089
Total shares reserved	1,868,680	2,082,591
6. Stock-Based Compensation
Equity Incentive Plans
Prior to the closing of the Company’s initial public offering on March 11, 2015 (“IPO”), the Company had a stock-based compensation plan, the 2010 Equity Incentive Plan (the “2010 Plan”) under which the Company granted options to purchase shares of common stock to employees, directors and consultants.
In January 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which was subsequently ratified by its stockholders in February 2015. The 2015 Plan is the successor to and continuation of the 2010 Plan. No additional awards are to be granted under the 2010 Plan, but all stock awards granted under the 2010 Plan remain subject to their existing terms. The 2015 Plan provides for the grant of the following awards: (i) incentive and nonstatutory stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) stock units; and (v) performance cash awards. As of June 30, 2017, 619,634 shares are available for future grants to employees, non-employee directors, consultants and advisors under the 2015 Plan.

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
Stock-based compensation expense related to stock options is included in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Other cost of revenue	$20	$18	$38	$35
Sales and marketing	173	128	367	291
Research and development	337	247	672	498
General and administrative	375	360	769	716
	$905	$753	$1,846	$1,540
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
The following table summarizes the assumptions used for estimating the fair value of stock options granted to employees for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Risk-free interest rate	1.16% - 1.53%	1.90% - 2.09%	1.16% - 1.53%	1.90% - 2.09%
Expected term (years)	6.08	6.08	6.08	6.08
Expected volatility	47%	46% - 47%	46% - 47%	46% - 47%
Dividend yield	—%	—%	—%	—%

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding balance at January 1, 2017	1,026,244	$28.73	7.65	$299
Granted	54,420	5.78
Exercised	(27,529)	1.75
Cancelled	(66,340)	28.96
Outstanding balance at June 30, 2017	986,795	$28.20	7.36	$406
Exercisable at June 30, 2017	622,316	$31.59	6.77	$287
Vested and expected to vest at June 30, 2017	952,134	$28.81	7.30	$381
The weighted-average grant date fair value for the Company’s stock options granted was $4.57 and $3.23 per share during the three months ended June 30, 2016 and 2017, respectively. The weighted-average grant date fair value for the Company’s stock options granted was $3.94 and $2.69 per share during the six months ended June 30, 2016 and 2017, respectively. The total compensation cost related to unvested stock options not yet recognized as of June 30, 2017 was $3.7 million and will be recognized over a weighted-average period of approximately 0.86 years. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2016 was $0.08 million and $0.09 million, respectively. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2017 was $0.1 million and $0.1 million, respectively. There was no associated income tax benefit recognized for the three and six months ended June 30, 2016 and 2017 based on the Company’s valuation allowance that is recorded against its net deferred tax assets.
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
The Company initially granted RSU’s during the third quarter of 2016, and as such, did not have any stock-based compensation expense related to RSU’s for the three and six months ended June 30, 2016. Stock-based compensation expense related to RSU’s is included in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Other cost of revenue	$26	$57
Sales and marketing	85	200
Research and development	296	627
General and administrative	148	301
	$555	$1,185

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2017:

	Number of Awards	Weighted- Average Grant Date Fair Value
Nonvested balance at January 1, 2017	536,100	$8.87
Granted	9,800	5.55
Vested	(189,927)	8.87
Forfeited	(29,900)	8.72
Nonvested balance at June 30, 2017	326,073	$8.78
The total compensation cost related to nonvested RSU’s not yet recognized as of June 30, 2017 was $2.8 million and will be recognized over a weighted-average period of approximately 0.74 years. The total fair value of RSU’s vested during the three and six months ended June 30, 2017 was $0.5 million and $1.3 million, respectively.
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
The Company has accumulated employee withholdings of $0.1 million as of June 30, 2017 associated with the next purchase date. Stock-based compensation expense related to the 2015 ESPP is included in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Other cost of revenue	$1	$—	$4	$1
Sales and marketing	13	10	41	22
Research and development	32	16	86	34
General and administrative	4	5	17	11
	$50	$31	$148	$68
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
As of June 30, 2017, the total unrecognized stock-based compensation cost related to the 2015 ESPP was insignificant.
7. Commitments and Contingencies
Litigation
The Company is subject to various legal matters and claims in the ordinary course of business. Although the results of legal proceedings and claims cannot be predicted with certainty, in the opinion of management, there are currently no such known matters that will have a material effect on the financial condition, results of operations or cash flows of the Company.

The Company, certain of its officers and directors, and certain investment banking firms who acted as underwriters in connection with the Company’s IPO, were named as defendants in a putative class action lawsuit filed August 31, 2015 in the United States District Court for the Southern District of New York. The complaint alleged that the defendants violated Sections 11, 12 and 15 of the Securities Act by not including information regarding customer concentration, which the complaint characterized as a known trend and/or significant factor required to be disclosed under federal securities regulations. The complaint sought unspecified damages, interest and other costs.
The Court appointed a Lead Plaintiff on November 18, 2015, and on January 19, 2016 the Lead Plaintiff filed a First Amended Complaint that repeated the same substantive allegations included in the initial complaint and continued to seek unspecified damages. On March 24, 2016, the Company filed a motion to dismiss the First Amended Complaint. The Lead Plaintiff filed an opposition to that motion on May 9, 2016, and the Company filed a reply brief on June 8, 2016.
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
As of June 30, 2017, the deadline for the Plaintiff to file a notice of appeal passed without any further activity. Therefore, the Order of dismissal filed on February 13, 2017 is considered final. As such, the Company has concluded that this matter is closed.
Legal fees are expensed in the period in which they are incurred.
Purchase Commitments
The Company has $4.3 million of non-cancelable contractual commitments as of June 30, 2017, primarily related to purchases of data, third-party data centers and other support services. Of these commitments, $3.7 million and $0.6 million are due within the next year and within the next two years, respectively.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. Under certain circumstances, the Company’s indemnification obligations may include the cost of advancing legal expenses and indemnifying its officers, directors and underwriters for costs arising out of litigation, including the matter described above under “Commitments and Contingencies—Litigation,” to the extent such costs are not covered by the Company’s directors’ and officers’ liability insurance. There are no claims that the Company is aware of that could have a material effect on the Company’s financial position, results of operations or cash flows.
8. Earnings Per Share
The Company calculates net loss per basic share by dividing net loss by the weighted-average number of shares outstanding during the reporting period. The Company calculates net loss per diluted share by dividing net loss by the weighted-average number of shares outstanding during the reporting period plus the effects of any dilutive common stock-based instruments. Due to the net losses for the three and six months ended June 30, 2016 and 2017, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Lender warrants to purchase common stock	50,000	50,000	50,000	50,000
2015 ESPP	34,221	34,053	34,221	34,053
Restricted stock units	—	326,073	—	326,073
Stock options	1,095,428	986,795	1,095,428	986,795
Total	1,179,649	1,396,921	1,179,649	1,396,921

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

Our diverse customer base consists primarily of enterprises with national brands in the consumer products, retail, automotive, financial services, healthcare, telecommunications and entertainment industries. We sell our solution either directly to our customers or through advertising agencies that act on behalf of our customers. We have worked with each of the top 20 leading national advertisers and each of the top 10 advertising agencies in the United States as ranked in 2017 by Advertising Age. As of June 30, 2017, we had 735 enterprise customers as described in “Non-GAAP Financial Measures and Operating Performance Metrics.” Our customer agreements typically have terms of less than three months and are cancelable at any time, and we recognize revenue as we deliver advertising impressions, subject to satisfying all other revenue recognition criteria.
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

Continuing to Innovate and Invest in our Technology
Our technology is a key factor affecting our performance. We plan to continue to make investments in our technology and research and development to enhance the effectiveness of our solution in an effort to deliver increasing value to our customers. One such innovation has been our ability to purchase non-display advertisements through our platform on behalf of our customers, which was introduced in the fourth quarter of 2012. Revenue from non-display advertisements has grown from approximately 49% of revenue, or $17.7 million, in the second quarter of 2016, to approximately 62% of revenue, or $20.3 million in the second quarter of 2017. Revenue from mobile advertising on phones and tablets has grown from approximately 45% of revenue, or $16.0 million, in the second quarter of 2016, to approximately 57% of revenue, or $18.6 million in the second quarter of 2017.
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

While some of these recent research and development activities are still in various phases of design, testing and implementation, we believe our development of new product offerings demonstrates our rapid pace of innovation in order to deliver increasing value to our customers. Revenue from non-online advertising campaign servicing fees was not material for the three and six months ended June 30, 2017.
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
Other Cost of Revenue
Other cost of revenue primarily consists of third-party data centers and advertisement-serving costs, depreciation of data center equipment, amortization of capitalized internal-use software cost for revenue-producing technologies, purchases of third-party data for specific marketing campaigns and salaries and personnel-related costs of our employees dedicated to executing our marketing campaigns. The number of employees dedicated to executing our marketing campaigns decreased from 20 at June 30, 2016 to 18 at June 30, 2017. We expect our other cost of revenue costs to fluctuate on a quarterly basis due to the seasonality of our business and the types of campaigns we are implementing for our customers; however we expect to leverage these costs over time as we gain scale.
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. The number of employees related to these expense categories decreased from 383 at June 30, 2016 to 362 at June 30, 2017.
Sales and marketing expense.  Sales and marketing expense consists primarily of salaries and personnel-related costs for our sales and marketing and customer support employees, including benefits, bonuses, stock-based compensation expense and commissions. We record expense for commissions over the term of the associated marketing campaign. Additional expenses include marketing, advertising and promotional event programs, corporate communications, travel and allocated overhead costs. Overhead costs include general corporate expenses such as depreciation, rent, utilities, supplies and services that are ratably allocated to sales and marketing expense based on headcount for the periods presented. Fluctuations in allocated overhead costs are attributable to changes in general corporate expenses subject to allocation. The number of employees in our sales and marketing functions increased from 190 at June 30, 2016 to 191 at June 30, 2017. We expect to further leverage sales and marketing expense, although on a more moderate basis in the future.
Research and development expense.  Research and development expense consists primarily of salaries and personnel-related costs for our engineering and research and development employees, including benefits, bonuses and stock-based compensation expense. Additional expenses include costs related to the development, quality assurance and testing of new technology and enhancement of our existing platform technology, third-party data costs purchased for the development and enhancement of our technology platform, consulting and allocated overhead costs. Overhead costs include general corporate expenses such as depreciation, rent, utilities, supplies and services that are ratably allocated to research and development expense based on headcount for the periods presented. Fluctuations in allocated overhead costs are attributable to changes in general corporate expenses subject to allocation. The number of employees in research and development functions decreased from 145 at June 30, 2016 to 126 at June 30, 2017. We believe we have made the appropriate level of research and development investments to operate our platform and expect to continue to enhance its functionality.

General and administrative expense.  General and administrative expense consists primarily of salaries and personnel-related costs for administrative, finance and accounting, information systems, legal and human resource employees, including benefits, bonuses and stock-based compensation expense. Additional expenses include consulting and professional fees, insurance, legal, other corporate expenses and travel. These expenses also include costs associated with the compliance with regulations governing public companies, directors’ and officers’ liability insurance, increased professional services and our investor relations function. The number of employees in general and administrative functions decreased from 48 at June 30, 2016 to 45 at June 30, 2017, and we believe we have made the appropriate investments in our infrastructure to operate as a public company.
Other Expense (Income)
Other expense (income) consists of interest expense, interest income and amortization of deferred financing costs. Interest expense and amortization of deferred financing costs relate to outstanding borrowings under our credit facilities.
Provision for Income Taxes
Provision for income taxes consists of U.S. federal, state and foreign income taxes. We incurred no income tax expense for the three and six months ended June 30, 2016 and 2017.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(in thousands)
Revenue	$35,939	$32,847	$65,389	$60,700
Traffic acquisition costs	12,775	9,444	22,863	18,243
Other cost of revenue	4,932	5,398	9,575	10,074
Gross profit	18,232	18,005	32,951	32,383
Operating expenses:
Sales and marketing	13,205	12,483	26,554	24,866
Research and development	7,081	6,367	13,588	12,791
General and administrative	4,383	3,982	9,701	8,594
Total operating expenses	24,669	22,832	49,843	46,251
Loss from operations	(6,437)	(4,827)	(16,892)	(13,868)
Other expense (income):
Interest expense	236	186	500	358
Interest income	—	—	(3)	—
Amortization of deferred financing costs	10	21	28	39
Total other expense	246	207	525	397
Loss before income taxes	(6,683)	(5,034)	(17,417)	(14,265)
Provision for income taxes	—	—	—	—
Net loss	$(6,683)	$(5,034)	$(17,417)	$(14,265)

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Traffic acquisition costs	35.5%	28.8%	35.0%	30.1%
Other cost of revenue	13.7%	16.4%	14.6%	16.6%
Gross profit	50.7%	54.8%	50.4%	53.3%
Operating expenses:
Sales and marketing	36.7%	38.0%	40.6%	41.0%
Research and development	19.7%	19.4%	20.8%	21.1%
General and administrative	12.2%	12.1%	14.8%	14.2%
Total operating expenses	68.6%	69.5%	76.2%	76.2%
Loss from operations	(17.9)%	(14.7)%	(25.8)%	(22.8)%
Other expense (income):
Interest expense	0.7%	0.6%	0.8%	0.6%
Interest income	—%	—%	—%	—%
Amortization of deferred financing costs	—%	0.1%	—%	0.1%
Total other expense	0.7%	0.6%	0.8%	0.7%
Loss before income taxes	(18.6)%	(15.3)%	(26.6)%	(23.5)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(18.6)%	(15.3)%	(26.6)%	(23.5)%

Comparison of Three Months Ended June 30, 2016 and 2017

	Three Months Ended June 30,
	2016		2017
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands, except percentages)
Revenue	$35,939	100.0%	$32,847	100.0%	$(3,092)	(8.6)%
Traffic acquisition costs	12,775	35.5%	9,444	28.8%	(3,331)	(26.1)%
Other cost of revenue	4,932	13.7%	5,398	16.4%	466	9.4%
Gross profit	18,232	50.7%	18,005	54.8%	(227)	(1.2)%
Operating expenses:
Sales and marketing	13,205	36.7%	12,483	38.0%	(722)	(5.5)%
Research and development	7,081	19.7%	6,367	19.4%	(714)	(10.1)%
General and administrative	4,383	12.2%	3,982	12.1%	(401)	(9.1)%
Total operating expenses	24,669	68.6%	22,832	69.5%	(1,837)	(7.4)%
Loss from operations	(6,437)	(17.9)%	(4,827)	(14.7)%	1,610	(25.0)%
Other expense (income):
Interest expense	236	0.7%	186	0.6%	(50)	(21.2)%
Interest income	—	—%	—	—%	—	—%
Amortization of deferred financing costs	10	—%	21	0.1%	11	110.0%
Total other expense	246	0.7%	207	0.6%	(39)	(15.9)%
Loss before income taxes	(6,683)	(18.6)%	(5,034)	(15.3)%	1,649	(24.7)%
Provision for income taxes	—	—%	—	—%	—	—%
Net loss	$(6,683)	(18.6)%	$(5,034)	(15.3)%	$1,649	(24.7)%

Revenue.  Revenue decreased by $3.1 million, or 8.6%, from $35.9 million for the three months ended June 30, 2016 to $32.8 million for the three months ended June 30, 2017. This decrease was partially attributable to a decrease in the number of enterprise customers during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The number of enterprise customers decreased 3.8% from 764 as of June 30, 2016 to 735 as of June 30, 2017. In addition, our revenue per enterprise customer decreased 6.5% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The decrease in both the number and average revenue per enterprise customer included those customers who typically have lower levels of initial or continuing spend with us. The average spending by enterprise customers can fluctuate period to period due to changes in their advertising budget allocations, agency affiliations and marketing strategies, as well as competition from digital advertising services offered by other companies.
Traffic acquisition costs.  Traffic acquisition costs decreased by $3.3 million, or 26.1%, from $12.8 million for the three months ended June 30, 2016 to $9.4 million for the three months ended June 30, 2017. As a percentage of revenue, traffic acquisition costs decreased from 35.5% for the three months ended June 30, 2016 to 28.8% for the three months ended June 30, 2017. This decrease in traffic acquisition costs was primarily attributable to improvements to our proprietary bidding technologies.
Other cost of revenue.  Other cost of revenue increased by $0.5 million, or 9.4%, from $4.9 million for the three months ended June 30, 2016 to $5.4 million for the three months ended June 30, 2017. As a percentage of revenue, other cost of revenue increased from 13.7% for the six months ended June 30, 2016 to 16.4% for the six months ended June 30, 2017. The increase in other cost of revenue was primarily attributable to a $0.3 million increase in expenses related to amortization of internal-use software and depreciation and a $0.2 million increase in third-party data center costs. These increases were partially offset by a $0.1 million decrease in purchases of third-party data. The number of full-time employees dedicated to executing our marketing campaigns decreased from 20 at June 30, 2016 to 18 at June 30, 2017.

Sales and marketing.  Sales and marketing expense decreased by $0.7 million, or 5.5%, from $13.2 million, or 36.7% of revenue, for the three months ended June 30, 2016, to $12.5 million, or 38.0% of revenue, for the three months ended June 30, 2017. The decrease in sales and marketing expense was primarily attributable to a $0.4 million decrease in salaries and personnel-related costs, primarily related to a decrease in commissions. The number of full-time sales and marketing employees increased from 190 at June 30, 2016 to 191 at June 30, 2017. In addition, we experienced a decrease in travel and entertainment costs of $0.2 million and a decrease in marketing, advertising and promotional event costs of $0.1 million.
Research and development.  Research and development expense decreased by $0.7 million, or 10.1%, from $7.1 million, or 19.7% of revenue, for the three months ended June 30, 2016, to $6.4 million, or 19.4% of revenue, for the three months ended June 30, 2017. The decrease in research and development expense was primarily attributable to a decrease in purchases of third-party data of $0.6 million, and a $0.4 million decrease in salaries and personnel-related costs. The number of full-time research and development employees decreased from 145 at June 30, 2016 to 126 at June 30, 2017. These decreases were partially offset by a $0.2 million increase related to non-capitalizable technology related costs to support our research and development and a $0.1 million increase in costs related to the development, quality assurance and testing of new technology.
General and administrative.  General and administrative expense decreased by $0.4 million, or 9.1%, from $4.4 million, or 12.2% of revenue, for the three months ended June 30, 2016, to $4.0 million, or 12.1% of revenue, for the three months ended June 30, 2017. The decrease in general and administrative expense was primarily attributable to a $0.3 million decrease in legal fees, primarily related to our stockholder litigation fees during the second quarter of 2016, and a $0.3 million decrease in consulting and professional fees. These decreases were partially offset by a $0.1 million increase in salaries and personnel-related costs. The number of full-time general and administrative employees decreased from 48 at June 30, 2016 to 45 at June 30, 2017.
Interest expense.  Interest expense decreased by $0.1 million, or 21.2%, from the three months ended June 30, 2016 compared to the three months ended June 30, 2017. The decrease in interest expense was primarily due to the differences in the outstanding principal balance for the periods.

Comparison of Six Months Ended June 30, 2016 and 2017

	Six Months Ended June 30,
	2016		2017
		Percentage of Revenue		Percentage of Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
	(in thousands, except percentages)
Revenue	$65,389	100.0%	$60,700	100.0%	$(4,689)	(7.2)%
Traffic acquisition costs	22,863	35.0%	18,243	30.1%	(4,620)	(20.2)%
Other cost of revenue	9,575	14.6%	10,074	16.6%	499	5.2%
Gross profit	32,951	50.4%	32,383	53.3%	(568)	(1.7)%
Operating expenses:
Sales and marketing	26,554	40.6%	24,866	41.0%	(1,688)	(6.4)%
Research and development	13,588	20.8%	12,791	21.1%	(797)	(5.9)%
General and administrative	9,701	14.8%	8,594	14.2%	(1,107)	(11.4)%
Total operating expenses	49,843	76.2%	46,251	76.2%	(3,592)	(7.2)%
Loss from operations	(16,892)	(25.8)%	(13,868)	(22.8)%	3,024	(17.9)%
Other expense (income):
Interest expense	500	0.8%	358	0.6%	(142)	(28.4)%
Interest income	(3)	—%	—	—%	3	(100.0)%
Amortization of deferred financing costs	28	—%	39	0.1%	11	39.3%
Total other expense	525	0.8%	397	0.7%	(128)	(24.4)%
Loss before income taxes	(17,417)	(26.6)%	(14,265)	(23.5)%	3,152	(18.1)%
Provision for income taxes	—	—%	—	—%	—	—%
Net loss	$(17,417)	(26.6)%	$(14,265)	(23.5)%	$3,152	(18.1)%

Revenue.  Revenue decreased by $4.7 million, or 7.2%, from $65.4 million for the six months ended June 30, 2016 to $60.7 million for the six months ended June 30, 2017. This decrease was partially attributable to a decrease in the number of enterprise customers during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The number of enterprise customers decreased 3.8% from 764 as of June 30, 2016 to 735 as of June 30, 2017. In addition, our revenue per enterprise customer decreased 5.0% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The decrease in both the number and average revenue per enterprise customer included those customers who typically have lower levels of initial or continuing spend with us. The average spending by enterprise customers can fluctuate period to period due to changes in their advertising budget allocations, agency affiliations and marketing strategies, as well as competition from digital advertising services offered by other companies.
Traffic acquisition costs.  Traffic acquisition costs decreased by $4.6 million, or 20.2%, from $22.9 million for the six months ended June 30, 2016 to $18.2 million for the six months ended June 30, 2017. As a percentage of revenue, traffic acquisition costs decreased from 35.0% for the six months ended June 30, 2016 to 30.1% for the six months ended June 30, 2017. This decrease in traffic acquisition costs was primarily due to improvements to our proprietary bidding technologies.
Other cost of revenue.  Other cost of revenue increased by $0.5 million, or 5.2%, from $9.6 million for the six months ended June 30, 2016 to $10.1 million for the six months ended June 30, 2017. As a percentage of revenue, other cost of revenue increased from 14.6% for the six months ended June 30, 2016 to 16.6% for the six months ended June 30, 2017. We experienced a $0.6 million increase in expenses related to amortization of internal-use software and depreciation, and a $0.3 million increase in third-party data center costs. These increases were partially offset by a $0.4 million decrease in purchases of third-party data. The number of full-time employees dedicated to executing our marketing campaigns decreased from 20 at June 30, 2016 to 18 at June 30, 2017.

Sales and marketing.  Sales and marketing expense decreased by $1.7 million, or 6.4%, from $26.6 million, or 40.6% of revenue, for the six months ended June 30, 2016, to $24.9 million, or 41.0% of revenue, for the six months ended June 30, 2017. The decrease in sales and marketing expense was primarily attributable to a $1.0 million decrease in salaries and personnel-related costs, primarily related to a decrease in commissions. The number of full-time sales and marketing employees increased from 190 at June 30, 2016 to 191 at June 30, 2017. In addition, we experienced a $0.4 million decrease in travel and entertainment costs and a $0.3 million decrease in marketing, advertising and promotional event costs.
Research and development.  Research and development expense decreased by $0.8 million, or 5.9%, from $13.6 million, or 20.8% of revenue, for the six months ended June 30, 2016, to $12.8 million, or 21.1% of revenue, for the six months ended June 30, 2017. We experienced a $0.7 million decrease in salaries and personnel-related costs. The number of full-time research and development employees decreased from 145 at June 30, 2016 to 126 at June 30, 2017. We also experienced a $0.6 million decrease in purchases of third-party data and a $0.1 million decrease in allocated overhead costs. These decreases were partially offset by a $0.3 million increase in non-capitalizable technology related costs to support our research and development, an increase in amortization of capitalized software cost of $0.2 million and a $0.2 million increase in costs related to the development, quality assurance and testing of new technology.
General and administrative.  General and administrative expense decreased by $1.1 million, or 11.4%, from $9.7 million, or 14.8% of revenue, for the six months ended June 30, 2016, to $8.6 million, or 14.2% of revenue, for the six months ended June 30, 2017. The decrease in general and administrative expense was attributable to a $0.8 million decrease in legal fees, primarily related to our stockholder litigation fees during the first half of the prior year, a $0.3 million decrease in bad debt expense, a $0.1 million decrease in other corporate administration costs to support the company and a $0.1 million decrease in consulting and professional fees. These decreases were partially offset by a $0.2 million increase in salaries and personnel-related costs. The number of full-time general and administrative employees decreased from 48 at June 30, 2016 to 45 at June 30, 2017.
Interest expense.  Interest expense decreased by $0.1 million, or 28.4%, from the six months ended June 30, 2016 compared to the six months ended June 30, 2017. The decrease in interest expense was primarily due to the differences in the outstanding principal balance for the periods.

Key Financial and Operating Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our performance and project our future performance. Revenue is discussed under the headings “Results of Operations,” “Comparison of Three Months Ended June 30, 2016 and 2017” and “Comparison of Six Months Ended June 30, 2016 and 2017.” Revenue ex-TAC, Adjusted EBITDA and number of enterprise customers are discussed under the heading “Non-GAAP Financial Measures and Operating Performance Metrics.” The following metrics aid us in developing and refining our growth strategies and making strategic decisions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(in thousands, except number of enterprise customers)
Revenue	$35,939	$32,847	$65,389	$60,700
Revenue ex-TAC	$23,164	$23,403	$42,526	$42,457
Adjusted EBITDA	$(3,102)	$(731)	$(10,286)	$(5,665)
Number of enterprise customers	764	735	764	735
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(in thousands)
Revenue	$35,939	$32,847	$65,389	$60,700
Less: traffic acquisition costs	(12,775)	(9,444)	(22,863)	(18,243)
Revenue ex-TAC	$23,164	$23,403	$42,526	$42,457
We have experienced lower Revenue ex-TAC growth rates recently, primarily due to changes in our customers’ advertising budget allocations, agency affiliations and marketing strategies, as well as increased competition from digital advertising services offered by other companies, such as agency trading desks. For the three and six month periods ended June 30, 2017, we experienced a decrease of 6.5% and 5.0%, respectively, in our revenue per enterprise customer, compared to the same periods in the prior year. The decrease in the average revenue per enterprise customer included those customers who typically have lower levels of initial or continuing spend with us. The average spending by enterprise customers can fluctuate period to period due to changes in their advertising budget allocations, agency affiliations and marketing strategies, as well as competition from digital advertising services offered by other companies. From the end of the first quarter of this year, we added five enterprise customers to end with a total of 735 as of June 30, 2017. We expect our enterprise customer count growth to moderate throughout 2017 as we remain committed to strengthening our relationships with our larger customers.

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;

•	Adjusted EBITDA does not reflect interest or tax payments that may represent a reduction in cash available to us;

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
Because of these and other limitations, we consider, and you should consider, Adjusted EBITDA together with other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(in thousands)
Net loss	$(6,683)	$(5,034)	$(17,417)	$(14,265)
Adjustments:
Interest expense	236	186	500	358
Interest income	—	—	(3)	—
Amortization of deferred financing costs	10	21	28	39
Provision for income taxes	—	—	—	—
Depreciation and amortization	2,380	2,757	4,612	5,410
Stock-based compensation	955	1,339	1,994	2,793
Adjusted EBITDA	$(3,102)	$(731)	$(10,286)	$(5,665)

See “Comparison of Three Months Ended June 30, 2016 and 2017” and “Comparison of Six Months Ended June 30, 2016 and 2017” for explanations of changes in those financial results that directly impact Adjusted EBITDA.

The following table presents a detail of depreciation and amortization expense included above for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(in thousands)
Other cost of revenue	$1,692	$1,988	$3,319	$3,896
Sales and marketing	120	152	233	304
Research and development	536	587	999	1,149
General and administrative	32	30	61	61
Total depreciation and amortization	$2,380	$2,757	$4,612	$5,410
The following table presents a detail of total stock-based compensation included above for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(in thousands)
Other cost of revenue	$21	$44	$42	$93
Sales and marketing	186	223	408	513
Research and development	369	559	758	1,159
General and administrative	379	513	786	1,028
Total stock-based compensation	$955	$1,339	$1,994	$2,793
Number of Enterprise Customers
Our number of enterprise customers is a key operating metric. We believe our ability to increase the revenue we generate from existing customers and attract new customers is an important component of our growth strategy. We also believe that those customers from which we have generated more than $10,000 of revenue during any trailing twelve-month period best identifies customers that are actively using our solution and contribute more meaningfully to revenue. We refer to these customers as our enterprise customers. Our ability to generate additional revenue from our enterprise customers is an important indicator of our ability to grow revenue over time. As of June 30, 2016 and 2017, customers from which we have generated less than $10,000 of revenue during the previous trailing twelve-month period have accounted for less than 2% of our revenue.
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
The number of enterprise customers decreased 3.8% from 764 as of June 30, 2016 to 735 as of June 30, 2017. As described above, the average revenue per enterprise customer can vary period to period for a variety of factors including, but not limited to, the levels of their initial spend with us and changes in our customers’ advertising budget allocations, agency affiliations or marketing strategies.

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
On June 26, 2017, we entered into a fifth amendment of our amended loan and security agreement. This amendment changed the terms and conditions to our revolving line of credit by, among other things: (1) extending the maturity date to June 30, 2019; (2) adjusting the borrowing base calculation to be (a) 85% of eligible accounts receivable, plus (b) the lesser of (i) 75% of eligible unbilled accounts or (ii) $12,250,000, plus (c) 75% of eligible foreign accounts; and (3) changing the amounts related to our financial covenants regarding specified quarterly adjusted EBITDA requirements, as defined and described below.
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
As of June 30, 2017, we had approximately $1.5 million of availability under the line of credit. The effective interest rate for the amended revolving line of credit was 4.75% as of June 30, 2017. The loan is secured by substantially all of our assets.
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
As of June 30, 2017, we were in compliance with all financial and nonfinancial covenants contained in the amended loan and security agreement.
The following table summarizes the outstanding short-term balance related to the loan and security agreement, as of June 30 (in thousands):

2017
Fifth Amended New Revolving Line of Credit	$23,471
Total	$23,471

Working Capital
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and cash flows as of and for the periods ended (in thousands):

	As of and for the Six Months Ended June 30,
	2016	2017
Cash and cash equivalents	$27,053	$15,696
Accounts receivable, net	$36,780	$30,746
Working capital	$17,325	$8,133
Cash (used in) provided by:
Operating activities	$(7,587)	$402
Investing activities	$(2,971)	$(4,211)
Financing activities	$(3,504)	$(4,731)

Our cash and cash equivalents at June 30, 2017 were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash is invested primarily in demand deposit accounts that are currently providing a minimal return. We maintain minimal cash and cash equivalents outside of the United States. As of June 30, 2017, we had no undistributed earnings of our foreign subsidiary and intend to permanently reinvest any future foreign earnings.
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

For the six months ended June 30, 2017, our net cash provided by operating activities of $0.4 million consisted primarily of $7.8 million in positive adjustments for non-cash items and $7.0 million of cash provided by changes in working capital, partially offset by a net loss of $14.3 million. Adjustments for non-cash items consisted primarily of depreciation and amortization expense of $5.4 million and stock-based compensation expense of approximately $2.4 million. For the six months ended June 30, 2017, changes in working capital consisted primarily of a $12.7 million decrease in accounts receivable as a result of a reduction in quarterly revenue in the second quarter of 2017 as compared to the fourth quarter of 2016. This increase was partially offset by a $2.5 million decrease in accounts payable and a $2.4 million decrease in accrued expenses and other current liabilities primarily driven by payments related to cost of media related to the lower quarterly revenue in the second quarter of 2017, compared to the fourth quarter of 2016, and an increase in prepaid expenses and other current assets of $0.9 million due to the timing of payments related to our operating activities.
Investing Activities
During the six months ended June 30, 2016 and 2017, investing activities consisted primarily of capitalized internal-use software development costs, purchases of property and equipment and changes to restricted cash. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development cycles of our internal-use software platform. We expect to continue to invest in property and equipment and in the development and enhancement of our software platform.
During the six months ended June 30, 2016, investing activities consisted primarily of $3.6 million of capitalized internal-use software development costs and $1.3 million of purchases of property and equipment, partially offset by $1.9 million of changes in restricted cash related to the removal of the previous $5.0 million minimum cash and availability requirement for our revolving line of credit.
During the six months ended June 30, 2017, investing activities consisted primarily of $3.0 million of capitalized internal-use software development costs and $1.2 million of purchases of property and equipment.
Financing Activities
Prior to our initial public offering, financing activities consisted primarily of net proceeds from the issuance of convertible preferred stock, net borrowings under our credit facilities and proceeds from the exercise of stock options and convertible preferred stock warrants.
For the six months ended June 30, 2016, net cash used by financing activities consisted primarily of $3.6 million of net repayments of our debt balances. For the six months ended June 30, 2017, net cash used in financing activities consisted primarily of $4.0 million of net repayments of our debt balances, $0.5 million of tax payments related to vesting of restricted stock units and $0.3 million of repurchases of our common stock.
Operating and Capital Expenditure Requirements
We have historically incurred losses and negative cash flows from operations. Our line of credit requires us to comply with certain covenants as described in Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Our liquidity needs will largely be determined by our current line of credit, in addition to the success of our products already being marketed and innovations that we are currently working on, including: increasing the share of spending from our existing customers, acquiring new customers, and further penetrating new industries.
We believe that our existing cash balances, together with our current revolving line of credit with its maturity date in June 2019, will be sufficient to meet our anticipated cash requirements through at least the next 12 months.

Contractual Obligations
Our principal commitments consist of obligations under our outstanding line of credit facility, non-cancelable leases for our office space and purchase commitments for data, third-party data centers and other support services.
The following table summarizes these contractual obligations at June 30, 2017. Future events could cause actual payments to differ from these estimates.

	Payment Due by Period
		Less than 1 Year			More than 5 Years
Contractual Obligations	Total		1 - 3 Years	3 - 5 Years
	(in thousands)
Debt(1):
Fifth Amended New Revolving Line of Credit	$23,471	$—	$23,471	$—	$—
Interest payments	2,230	1,115	1,115	—	—
Operating lease obligations	10,987	2,912	4,392	2,551	1,132
Purchase commitments	4,273	3,697	576	—	—
Total contractual obligations	$40,961	$7,724	$29,554	$2,551	$1,132

(1)
This principal payment projection assumes no changes in the borrowing base calculation and that principal will be due at maturity. Interest payment projections on our loan and security agreement assume that we will not incur a material change in our outstanding borrowings, in the current interest rate, or in the maturity date of June 30, 2019.

Stock Repurchase Program
On March 4, 2016, our board of directors authorized the repurchase of up to $4.0 million of our outstanding shares of common stock. As part of the share repurchase program, shares may be purchased in open market transactions, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases will be determined in our discretion and will depend on factors such as cash generation from operations, other cash requirements, economic and market conditions, stock price and legal and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. For the six months ended June 30, 2017, 49,101 shares were repurchased for $0.3 million under this program. As of June 30, 2017 we had the ability to repurchase up to $3.6 million of common stock under the program.
Off‑Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Interest Rate Sensitivity
We are subject to interest rate risk in connection with our $23.5 million outstanding under the amended loan and security agreement as of June 30, 2017. Borrowings under this agreement are subject to interest, charged at the prime referenced rate plus a margin of 0.5%. Assuming our outstanding debt remains consistent with the outstanding balance reported as of June 30, 2017, a 100-basis point change to the interest rate would result in an approximate $0.2 million change in our annual interest expense on our outstanding borrowings.
Concentration Risk
Our cash and cash equivalents as of June 30, 2017 are held at financial institutions that management believes to be of high credit quality. While we maintain our balances in several FDIC insured operating accounts, our cash accounts exceed federally insured limits. Our concentration of our operating capital could harm our business, financial condition and results of operations.
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

Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.
We, certain of our officers and directors, and certain investment banking firms who acted as underwriters in connection with our initial public offering, were named as defendants in a putative class action lawsuit filed August 31, 2015 in the United States District Court for the Southern District of New York. The complaint alleged that the defendants violated Sections 11, 12 and 15 of the Securities Act by not including information regarding customer concentration, which the complaint characterized as a known trend and/or significant factor required to be disclosed under federal securities regulations. The complaint sought unspecified damages, interest and other costs.
The Court appointed a Lead Plaintiff on November 18, 2015, and on January 19, 2016 the Lead Plaintiff filed a First Amended Complaint that repeated the same substantive allegations included in the initial complaint and continued to seek unspecified damages. We filed a motion to dismiss the First Amended Complaint on March 24, 2016. The Lead Plaintiff filed an opposition to that motion on May 9, 2016, and we filed a reply brief on June 8, 2016.
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
As of June 30, 2017, the deadline for the Plaintiff to file a notice of appeal passed without any further activity. Therefore, the Order of dismissal filed on February 13, 2017 is considered final. As such, we have concluded that this matter is closed.
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
We commenced operations in 2006 and, as a result, have only a limited operating history upon which our business and future prospects may be evaluated. Although we have experienced revenue growth in recent years, we may not be able to sustain this rate of growth or even maintain our current revenue levels. Our rate of intra-quarter revenue growth (the quarterly revenue growth rate as compared to the quarterly growth rate from the prior year’s respective quarter) declined for three of the four quarters for the year ended December 31, 2016 versus the year ended December 31, 2015. In addition, for the three and six month periods ended June 30, 2017, our total revenues decreased 9% and 7%, respectively, compared to the same periods from our prior fiscal year. We may not be able to slow or reverse these trends, and we may not be able to maintain our current revenue levels. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries. Our business prospects will depend in large part on our ability to:

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
We have experienced a slowing, and significant fluctuations, in our rate of revenue growth since the fourth quarter of 2015, as compared to historical trends. Our future growth rate of revenues may decline or further contract, as it did for the first and second quarters of fiscal 2017 as compared to the same quarterly periods from our prior fiscal year, if we do not improve our level of engagement from new customers and encourage existing customers to allocate a greater portion of their marketing spend to us.
In our fiscal years ended December 31, 2014, 2015 and 2016, our total revenues grew by 61%, 32% and 6%, respectively, as compared to total revenues from the prior fiscal years. For the three and six month periods ended June 30, 2017, our total revenues decreased 9% and 7%, respectively, compared to the same periods from our prior fiscal year. Our revenues may decline in future periods which may adversely impact the value of our common stock.
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
Our historical revenue growth has masked seasonal fluctuations in advertising activity. If growth declines, as it did for the first and second quarters of fiscal 2017 as compared to the same quarterly periods from our prior fiscal year, or seasonal patterns become more pronounced, seasonality could have a material impact on our results.
We expect our revenue, operating results, cash flow from operations and other key operating and performance metrics to vary from quarter to quarter in part due to the seasonal nature of our customers’ spending on digital marketing campaigns. For example, many advertisers tend to devote a significant portion of their advertising budgets to the fourth quarter of the calendar year to coincide with consumer holiday spending. Moreover, media inventory in the fourth quarter may be more expensive due to increased demand for media inventory. Our historical revenue growth has partially masked the impact of seasonality, but if our growth rate contracts, as it did for the fiscal quarters ended March 31, 2017 and June 30, 2017 as compared to the same quarterly periods from our prior fiscal year, or seasonal spending by our customers on marketing campaigns becomes more pronounced, seasonality could have a material impact on our revenue, operating results, cash flow from operations and other key operating and performance metrics from period-to-period.

We have a history of losses and we may not achieve or sustain profitability in the future.
We incurred net losses of $13.0 million, $22.5 million and $17.9 million in 2014, 2015 and 2016, respectively, and a net loss of $14.3 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $83.4 million. Although our revenue has increased in recent years, we may not be able to achieve or sustain profitability or maintain our current revenue levels. If we do not achieve and sustain profitability, our revenue growth rate declines or our expenses exceed expectations, our financial performance will be adversely affected.
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
We were named as a party to a lawsuit and we may be named in additional litigation in the future.
We were named as a party in a lawsuit described under “Legal Proceedings” and we may be named in additional litigation in the future. Future litigation could result in unfavorable outcomes and may have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of current and former directors and officers, and on behalf of our current or former underwriters, in connection with previous litigation described in “Legal Proceedings” and in connection with any future lawsuits. The ultimate outcome of any litigation may have a material adverse effect on our business and the trading price for our securities. In addition, litigation may be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of any future lawsuits may result in significant expenditures and the diversion of our management’s time and attention from the operation of our business, which could impede our business. In the event we were to receive an unfavorable outcome in any lawsuit, our business, financial condition, results of operations, cash flows and the trading price of our securities may be materially and adversely affected.
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
As of June 30, 2017, we had 371 employees in the United States and 9 employees in the United Kingdom, compared with 391 employees in the United States and 12 employees in the United Kingdom as of June 30, 2016. We believe our corporate culture has been a critical component of our success as we believe it fosters innovation, teamwork, passion for customers and focus on execution, while facilitating knowledge sharing across our organization. As we continue to develop and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.

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
The trading price of our common stock has been and may be volatile for the foreseeable future. For example, since shares of our common stock were sold in our initial public offering in March 2015, the price of our common stock on the New York Stock Exchange, or beginning May 13, 2016 on the Nasdaq Global Market, or Nasdaq, as adjusted for a 1-for-4 reverse stock split of our outstanding capital stock on April 25, 2016, has ranged from a low of $3.85 to a high of $44.96 through August 2, 2017. In addition, the trading prices of the securities of technology companies in general have been highly volatile. Accordingly, the market price of our common stock is likely to be subject to wide fluctuations. Factors that could cause fluctuations in the trading price of our common stock, in addition to those in this “Risk Factors” section, include the following:

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

•
fluctuations in the trading volume of our shares or the size of our public float, the effect of which could be magnified given the low trading volume of our shares and the relatively small size of our public float;

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
Our directors and executive officers and their affiliates, in the aggregate, beneficially own approximately 56% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2017. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
On March 4, 2016, our board of directors approved a stock repurchase program of up to $4.0 million. For the year ended December 31, 2016, 15,197 shares were repurchased for $0.1 million under this program. For the three and six months ended June 30, 2017, we repurchased 36,020 and 49,101 shares for $0.2 million and $0.3 million, respectively, under this program. As of June 30, 2017 we had the ability to repurchase up to $3.6 million of common stock under the program. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities
The table below summarizes information about our purchases, based on trade date, of our common stock during the quarterly period ended June 30, 2017.

Period	Total Number of Shares of Common Stock Purchased	Weighted- Average Price Paid per Share of Common Stock (1)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares of Common Stock that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1, 2017 - April 30, 2017	—	$—	—	$3,800
May 1, 2017 - May 31, 2017	26,496	$6.79	26,496	$3,620
June 1, 2017 - June 30, 2017	9,524	$7.34	9,524	$3,551
Total	36,020	$6.93	36,020

(1)	The weighted-average price paid per share of common stock does not include the cost of commissions.

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

MAXPOINT INTERACTIVE, INC.

Date: August 14, 2017	By:	/ s / Joseph Epperson
	Name:	Joseph Epperson
	Title:	President, Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/ s / Brad Schomber
	Name:	Brad Schomber
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of MaxPoint Interactive, Inc.	8-K	001-36864	3.1	3/12/2015
3.2	Amended and Restated Bylaws of MaxPoint Interactive, Inc.	8-K	001-36864	3.2	3/12/2015
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MaxPoint Interactive, Inc.	8-K	001-36864	3.1	4/25/2016
10.1	Fifth Amendment to Loan and Security Agreement, dated June 26, 2017, between the Registrant and Silicon Valley Bank.	8-K	001-36864	10.1	6/29/2017
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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